Form 10QSB
period 1999-07-31
PPI CAPITAL GROUP INC
filed 1999-10-19
CIK 1065191

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-25449
                                             -------

                          PPI CAPITAL GROUP, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             UTAH                                       87-0401453
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                    1661 Lakeview Circle, Ogden, Utah 84403
              ------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 399-3632
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          1,869,081
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 31, 1999

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                           PPI CAPITAL GROUP, INC.
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                            PPI CAPITAL GROUP, INC.
                         (FKA PAIN PREVENTION, INC.)
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           July 31, 1999 and 1998
                                 (UNAUDITED)

                                    ASSETS
                                                       1999        1998
                                                   ----------   ----------

Current Assets
     Cash                                          $       24   $      178
                                                   ----------   ----------
Fixed Assets                                                0            0
                                                   ----------   ----------
Other Assets                                                0            0
                                                   ----------   ----------
    TOTAL ASSETS                                   $       24   $      178
                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999        1998
                                                   ----------   ----------
Current Liabilities
     Accrued Interest                              $    3,830   $       22
                                                   ----------   ----------
Long-term Liabilities Officers' Loans                  72,791        3,485
                                                   ----------   ----------
  Total Liabilities                                    76,621        3,507
                                                   ----------   ----------
Stockholders' Equity:
     Common stock, $.001 par value; authorized
      200,000,000 shares; 1,869,081 shares
      issued and outstanding                            1,869        1,869
     Capital Paid in Excess of Par Value               68,223       68,223
     Accumulated deficit during the
      development stage                              (146,689)     (73,421)
                                                   ----------   ----------
     Total stockholders' Equity (Deficit)             (76,597)      (3,329)
                                                   ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $       24   $      178
                                                   ==========   ==========

                 See accountant's report and accompanying notes

                           PPI CAPITAL GROUP, INC.
                         (FKA PAIN PREVENTION, INC.)
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998,
        AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JULY 31, 1999
                                 (UNAUDITED)

                                                                                            Inception
                                          Three Months ended        Nine Months ended      Oct. 28, 1983
                                                July 31,                 July 31,               to
                                           1999        1998          1999         1998     July 31, 1999
                                        ----------  ----------    ----------   ----------   ----------
REVENUE                                 $        0  $        0    $        0   $        0   $   66,249
                                        ----------  ----------    ----------   ----------   ----------
COST AND OPERATING EXPENSES                 14,473       3,307        53,682        3,307      230,204
                                        ----------  ----------    ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS              (14,473)     (3,307)      (53,682)      (3,307)    (163,955)
                                        ----------  ----------    ----------   ----------   ----------
OTHER INCOME (EXPENSES)
  Other Income                                   0           0             0            0        1,250
  Interest Expenses                         (1,666)        (22)       (3,544)         (22)      (3,830)
                                        ----------  ----------    ----------   ----------   ----------
  Total Other Income (Expenses)             (1,666)        (22)       (3,544)         (22)      (2,580)
                                        ----------  ----------    ----------   ----------   ----------
INCOME (LOSS) BEFORE TAXES                 (16,139)     (3,329)      (57,226)      (3,329)    (166,535)

PROVISION FOR INCOME TAXES                       0           0             0            0            0
                                        ----------  ----------    ----------   ----------   ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM       (16,139)     (3,329)      (57,226)      (3,329)    (166,535)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0             0            0       81,209
                                        ----------  ----------    ----------   ----------   ----------
NET INCOME (LOSS)                          (16,139)     (3,329)      (57,226)      (3,329)     (85,326)

ACCUMULATED DEFICITS
  BEGINNING OF PERIOD(S)                  (130,550)    (70,092)      (89,463)     (70,092)           0
  Adjustments -
    Acquisition of Subsidiary                    0           0             0            0      (38,146)
    Issuance of stocks in lieu of salaries,
     services and consultants                    0           0             0            0      (23,217)
                                        ----------  ----------    ----------   ----------   ----------
ENDING OF PERIOD(S)                     $ (146,689) $  (73,421)   $ (146,689)  $  (73,421)  $ (146,689)
                                        ==========  ==========    ==========   ==========   ==========
NET LOSS PER SHARE                      $    (.009) $    (.002)   $    (.032)  $    (.002)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              1,869,081   1,869,081     1,869,081    1,869,081
                                        ==========  ==========    ==========   ==========

                See accountant's report and accompanying notes

                               PPI CAPITAL GROUP, INC.
                             (FKA PAIN PREVENTION, INC.)
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998,
          AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JULY 31, 1999
                                    (UNAUDITED)


                                                                 Inception
                                                                Oct. 28, 1983
                                               July 31,              to
                                           1999        1998     July 31, 1999
                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (57,226) $   (3,329) $  (85,326)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0     (81,209)
   Increase in Accounts Payable               (600)          0           0
   Increase in Accrued Interest              3,544          22       3,830
                                        ----------  ----------  ----------
  Net cash (used) by
   operating activities                    (54,282)     (3,307)   (162,705)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0     (38,146)
 Liquidation of PPLI                             0           0      81,209
                                        ----------  ----------  ----------
 Net cash provided by
  investing activities                           0           0      43,063
                                        ----------  ----------  ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0      46,875
 Net Proceeds from Officers' Loan           53,056       3,485      72,791
                                        ----------  ----------  ----------
 Net cash provided by
  financing activities                      53,056       3,485     119,666
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH             (1,226)        178          24

CASH AT BEGINNING OF PERIOD(S)               1,250           0           0
                                        ----------   ---------- ----------
CASH AT END OF PERIOD(S)                $       24   $     178  $       24
                                        ==========   ========== ==========
SUPPLEMENTAL DISCLOSURE:
 Interest paid                          $        0   $       0  $        0
                                        ==========   ========== ==========
 Taxes paid                             $        0   $       0  $        0
                                        ==========   ========== ==========


                See accountant's report and accompanying notes

                            PPI CAPITAL GROUP, INC.
                          (FKA PAIN PREVENTION, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

PPI Capital Group, Inc., formerly known as Pain Prevention, Inc., (the "Company") was incorporated under the laws of the state of Utah on October 28, 1983. The Company elected the fiscal year ended on October 31st.

The Company had been engaged in the business of contracting for the providing psychological services and counseling to employees of corporations. Effective November 30, 1989, the Company discontinued all operations. Presently, the Company has no operations.

The Company is considered a development stage company as defined under Financial Accounting Standards Board Statement No. 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company uses the accrual basis of accounting for financial reporting, in accordance with generally accepted accounting principles.

Use of Estimates
----------------
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

Statement of Cash Flows
-----------------------
The Company prepares its statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition
-------------------
The Company did not conduct any business operations since March 31, 1989, and consequently, has not generated any operating revenue.

Fixed Assets
------------
As of July 31, 1999, the Company does not maintain or control any fixed assets.

Income Taxes
------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

NOTE 3 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of July 31, 1999, the outstanding balance was $72,791 plus accrued interest of $3,830. The borrowing are due on demand and bear interest at ten percent per annum.

                         PPI CAPITAL GROUP, INC.
                       (FKA PAIN PREVENTION, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $146,689 since inception, and as of July 31, 1999, the Company has a net worth deficit $76,597. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

Management intends to seek, investigate, and, if warranted, effect a business combination with an existing, unidentified privately held company or entity, in the interim, it has committed to meeting the Company's minimal operating expenses. The Company continued existence depends on its ability to meet its financing requirements and success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - YEAR 2000

The year 2000 issue concerns the ability of data sensitive software to properly recognize the year 2000 in calculating and processing computer system information. The Company has no hardware or software. The Company is silent as to this issue.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview
--------

     The Registrant is considered a development stage company with no assets or capital and with no operations or income since approximately 1989. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Registrant have been paid for by shareholders of the Registrant, specifically Mark A. Scharmann (see
Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Registrant will require only nominal capital to maintain the corporate viability of the Registrant and necessary funds will most likely be provided by the Registrant's existing shareholders or its officers and directors in the immediate future.

     In May 1999, the Registrant entered into a master promissory note with its President to loan the Registrant up to $120,000 for use as working capital. The master promissory note bears interest and at 10% per annum and supercedes previous notes issued by the Registrant to its President. At July 31, 1999, the master promissory note incorporated $76,621 in principle and accrued interest. Other than the balance of funds available under master promissory note the Registrant has no other financing means in place and unless the Registrant is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about the Registrant's ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Registrant until such time as the Registrant successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Registrant as it relates to its business and operations following a successful acquisition or merger.

Forward-Looking Statements
--------------------------
     This Form 10-SB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 321E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-SB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the

Company. Consequently, all of the forward-looking statements made in this Form 10-SB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Plan of Operation
-----------------
     During the next twelve months, the Registrant's officers and directors will contact business brokers, consultants, and other business professionals in an effort to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Registrant lacks funds, it may be necessary for the officers and directors to either advance funds to the Registrant or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Registrant's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Registrant engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Registrant to attempt to raise additional funds. As of the date hereof, the Registrant has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event the Registrant does need to raise capital most likely the only method available to the Registrant would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Registrant will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant.

     The Registrant does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PPI CAPITAL GROUP, INC.
                                      [Registrant]

Dated: October 18, 1999               By /S/ Mark A. Scharmann, President
                                      and Director