Form 10KSB
period 1999-10-31
PPI CAPITAL GROUP INC
filed 2000-03-13
CIK 1065191

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 1999
                                     ----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          0-24641
                                                   -------
                            PPI CAPITAL GROUP, INC.
                         ----------------------------
              (Exact name of registrant as specified in charter)

           UTAH                              87-0401453
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1661 Lakeview Circle, Ogden, Utah                           84403
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  399-3632
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
------------------------------
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:  $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average bid and asked prices of the common stock at March 8, 2000, of $.03125 share, the market value of shares held by nonaffiliates would be $19,402.

  As of March 7, 2000, the Registrant had 1,869,081 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.
                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
(a) Past Business Activities
----------------------------
The Registrant was incorporated on October 28, 1983, under the name Destiny Express, Incorporated ("Destiny"), in the state of Utah. Destiny underwent a name change in November 1985 to Psychological Health Care, Inc. ("PHCI"). PHCI was in the business of contracting for and providing psychological services and counseling to employees of corporations and in presenting seminars and training sessions on numerous subjects. PHCI discontinued all operations effective September 30, 1987.

On March 13, 1989, PHCI acquired the 1,000,000 issued and outstanding shares of common stock of Pain Prevention, Inc., an Illinois corporation, in a reverse merger transaction in exchange for 37,031,250 shares of the PHCI's common stock. Pain Prevention, Inc. (Illinois), had been in the business of developing and marketing of a dental device, i.e., a battery powered transcutaneous electrical nerve stimulation wave generator, with related apparatuses for certain dental applications.

The Board of Directors and stockholders of PHCI also approved the change of the PHCI's name to Pain Prevention, Inc. (henceforth "Registrant"), and an increase in the authorized shares from 50,000,000 to 200,000,000 shares of common stock, par value $0.001 par value.

By the end of 1989, Pain Prevention, Inc. (Illinois) discontinued all operations. Neither Pain Prevention, Inc. (Illinois) nor the Registrant have had any subsequent operations.

In June 1997, the Registrant entered into an Agreement and Plan of Reorganization and Corporation Separation (the "Agreement")to transfer 3,200,000 issued and outstanding shares of common stock in Pain Prevention, Inc. (Illinois) to Meridian Enterprises, Inc., a Delaware corporation, in consideration for the assumption by Meridian Enterprises, Inc., of any and all obligations owing to Ronald J. Stauber, Inc., a law corporation, for legal services performed in relation to the Agreement. At the time of the Agreement, the total issued and outstanding shares of Pain Prevention, Inc. (Illinois) consisted of 4,000,000 shares of common stock par value $0.00175, owned by two shareholders, Meridian Enterprises, Inc., and the Registrant. The Agreement was entered into by and between the Registrant, Gregory Jess Halpern, its controlling shareholder, and Meridian Enterprises, Inc. The obligations owing were those of Pain Prevention, Inc. (Illinois) and not those of the Registrant.

In November, 1997, Pain Prevention, Inc. (Illinois), changed its name to PPI Capital Corp., and its state of domicile from Illinois to Utah. On November 15, 1997, the Registrant distributed the balance of 800,000 shares of Pain Prevention, Inc. (Illinois)(now "PPI Capital Corp.") common stock to its shareholders pro rata. The business purpose for the common stock distribution was to eliminate from the Registrant the minimal assets and contingent liabilities, if any, of Pain Prevention, Inc. (Illinois). Because the Registrant had no interest or intention of pursuing any business purpose through PPI Capital Corp., the board of directors felt it was in the best interest of the Registrant and its shareholders to distribute its remaining shares directly to its shareholders, Any benefit from any subsequent operations of PPI Capital Corp. will go directly to the shareholders. As indicated in the Agreement, Gregory Jess Halpern waived the right to receive any distribution owed to him.

In May 1998, Gregory Jess Halpern sold 12,980,831 shares of the Registrant's common stock, which amount represented approximately 75.47% of the total 17,198,707 issued and outstanding shares, to Mark Scharmann for $40,000. In connection with the sale of controlling interest, Mr. Halpern resigned as an officer and director, and Karen Stefanczyik and Earl Kohn resigned as directors. Mark Sharmann was appointed President and Director, Dave Knudson was appointed Vice-President and Director, and Dan Price was appointed Secretary and Director.

The new Board proposed a recapitalization that provided a 10 for 1 reverse split of the issued and outstanding shares, and a name change to PPI Capital Group, Inc. The reorganization was proposed to reduce the number of outstanding shares in order to make the Registrant more attractive as a potential merger or acquisition candidate. The name change was implemented to make the Registrant's name more generic and less representative of its former business operations.

The proposals were approved in a special shareholders meeting on June 1, 1998. After giving effect to the reverse split, there were approximately 1,719,870 shares of the Registrant's common stock issued and outstanding. At present, PPI Capital Group, Inc. has no affiliation with PPI Capital Corp.

(b)  Current Business Activities
--------------------------------
Since discontinuing operations the Registrant has been a "shell" company and its business purpose has been to locate and consummated a merger or acquisition with a private entity. The purposed business activities described herein classify as a "blank check" company. Therefore, the Registrant faces all the risks interest in any new business, together with those risks specifically inherent in the search for an acquisition of business opportunities.

Since the change in control in May 1998, the Registrant has been seeking potential business acquisition or opportunities to enter in an effort to commence business operations. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Registrant has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Registrant has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Registrant will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Registrant and its shareholders. The Registrant will select any potential business opportunity based on management's business judgment.

The activities of the Registrant are subject to several significant risks which arise primarily as a result of the fact that the Registrant has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Registrant's shareholders. The risks faced by the Registrant are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

In May 1998, the directors determined that the Registrant should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Registrant then began to consider and investigate potential business opportunities. Because of the Registrant's current status having no assets and no recent operating history, in the event the Registrant does successfully acquire or merge with an operating business opportunity, it is likely that the Registrant's present shareholders will experience substantial dilution and there will be a probable change in control of the Registrant.

The Registrant has voluntarily filed a registration statement on Form 10SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Registrant. In addition, management believes that this might make the Registrant more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing the registration statement on Form 10SB the Registrant is obligated to file with the Commission certain interim and periodic reports including this annual report.

Any target acquisition or merger candidate of the Registrant will become subject to the same reporting requirements as the Registrant upon consummation of any such business combination. Thus, in the event that the Registrant successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Sources of Business Opportunities
---------------------------------
The Registrant intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Registrant's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Registrant will most likely have to rely on outside sources, not otherwise associated with the Registrant, that will accept their compensation only after the Registrant has finalized a successful acquisition or merger. To date, the Registrant has not engaged nor entered into any discussions, negotiations, agreements nor understandings regarding retention of any consultant to assist the Registrant in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

The Registrant does not intend to restrict its search to any specific kind of industry or business. The Registrant may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Registrant may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Registrant could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------
Once the Registrant has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Registrant's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, the Registrant will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Registrant and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Registrant has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Registrant may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------
Presently, the Registrant cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Registrant participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Registrant and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation.

The Registrant may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Registrant does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Registrant's current status and recent inactive status for the prior 10 years, and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Registrant's existing shareholders. There will probably be a change in control of the Registrant, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Registrant. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Registrant's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Registrant would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Registrant's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time.

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

On May 1, 1999, the Company entered into a Master Promissory Note with Mark A. Scharmann, the Company's President, CEO and majority shareholder, to loan the Company up to $120,000. The Master Promissory Note superseded other notes payable to Mr. Scharmann, which at December 31, 1999, represented $82,640 in principal and accrued interest. The Master Promissory Note bears interest at 10% per annum and, at the election of Mr. Scharmann, may be converted to shares of the Company's common stock at a rate of one share for each $0.01 of outstanding principal and interest.

Outside of the Master Promissory Note with Mr. Scharmann, in the event that the Registrant does need to raise additional capital, it would most likely have to rely on the private sale of its securities or loans from its other officers and directors. Except for the Master Promissory Note, there are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any such loan agreements, nor has the Company identified the criteria that it may use in determining whether to seek such loans. Any funds borrowed by the Company through the Master Promissory Note or any other loan source would not be utilized by the Company to make payments to the Company's promoters, management, or their affiliates or associates, except for the reimbursement of expenses paid on behalf of the Company, upon presentation to the company of appropriate invoices or other documentation evidencing such payments.

Any private sale of securities would be limited to persons exempt under the Commission's Regulation D or other rule or provision for exemption, if any applies. However, no private sales are contemplated by the Registrant's management at this time, and, except for the possible conversion of debt under the Master Promissory Note by Mr. Scharmann, there are no plans, proposals, arrangements or understandings with respect to the sale or issuances of additional securities by the Company prior to the location of an acquisition or merger candidate. If a private sale of the Registrant's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Registrant. However, there can be no assurance that the Registrant will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Registrant. The Registrant does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

Although not presently anticipated by management, there is a remote possibility that the Registrant might sell its securities to its management or affiliates.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Registrant, may be paid to persons instrumental in facilitating the transaction. The Registrant has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a preexisting contract; in such case, the Registrant may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Registrant's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Registrant would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Registrant so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Registrant would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that the Registrant would acquire or merge with a business entity in which any affiliates of the Registrant have an interest and no present potential for such a merger or acquisition exists.
Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. If such an opportunity arose, however, the Registrant would not seek to obtain an independent appraisal of the value of the business or company with which the related party transaction was contemplated. In that circumstance, management's ability to effectively evaluate such a non-arms length transaction might be compromised, and any remedy available to dissenting shareholders in such a transaction would most likely be prohibitively expensive and time consuming. None of the Registrant's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders
----------------------
It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Registrant will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose. Section 16-10a-704 of the Utah Revised Business Corporation Act provides that any action which may be taken at any annual or special meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holder of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

However, a shareholder's meeting is normally the most expeditious procedure, wherein all shareholder's would be entitled to vote in person or by proxy. Registrant is subject to Section 14 of the Exchange Act, the Registrant intends to send notice to the shareholders requesting their approval of the terms of the proposed transaction. In the notice of such a shareholder's meeting and proxy statement, the Registrant will provide shareholders complete disclosure documentation concerning the potential acquisition of merger candidate, including audited financial statements and business information about the target as required under Section 14.

None of the Registrant's officers, directors and promoters, their affiliates or associates have had any preliminary contact or discussions with any representatives of the owners of any business or company, and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Competition
-----------
Because the Registrant has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Registrant is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Registrant will be in direct competition with these other public companies in its search for business opportunities and, due to the Registrant's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------
As of the date hereof, the Registrant does not have any employees and has no plans for retaining employees until such time as the Registrant's business warrants the expense, or until the Registrant successfully acquires or merges with an operating business. The Registrant may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------
The Registrant is currently using as its principal place of business the personal residence of its President and Director located in Ogden, Utah. Although the Registrant has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, the Registrant will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Registrant lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Registrant has no current plans to secure such commercial office space.
It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Registrant's principal offices may be transferred to such existing facilities.

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended October 31, 1999.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The Company's common stock was cleared for quotations on the OTCBB in January 2000 under the symbol "PPIK". The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended October 31, 1999
----------------------------------
First, Second, Third, and Fourth Quarter        N/A           N/A

Fiscal Year Ended June 30, 1998
-------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A

Fiscal Year Ended June 30, 1997
-------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A

At March 7, 2000, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.00 and $0.03125, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 7, 2000, the Company had approximately 130 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
The Company has worked to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company utilizes a minimum number of computer programs in its operations. The Company's costs of addressing this issue have not had a material adverse impact on the Company's financial position.

Plan of Operation
-----------------

In May 1999, the Registrant entered into a master promissory note with its President to loan the Registrant up to $120,000 for use as working capital. The master promissory note bears interest and at 10% per annum and supercedes previous notes issued by the Registrant to its President. At October 31, 1999, the master promissory note incorporated $76,942 in principle and $5,698 in accrued interest. Other than the balance of funds available under master promissory note the Registrant has no other financing means in place and unless the Registrant is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about the Registrant's ability to continue as a going concern.

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

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                             PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the Registrant's executive officers and directors and the positions held by each of them are set forth below:

Name                                       Position
----                                       --------
Mark A. Scharmann                          President and Director
David Knudson                              Vice President and Director
Dan O. Price                               Secretary/Treasurer and Director

The term of office of each director is one year and until his successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers and directors are acting on behalf of or will act at the direction of another person. The officers and directors of the Company are considered to be the only promoters of the Company.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to each of the Registrant's officers and directors.

Mark A. Scharmann, age 40, has been president of the Company since May 1998. Mr. Scharmann had been vice-president and a director of the Company since February 1997. Since 1979, Mr. Scharmann has been the principal owner of Troika Capital, Inc., Ogden, Utah, a financial consulting company. Mr. Scharmann is also an officer, director and/or principal shareholder of other companies that are development stage companies with no business operations and are considered "blank check" or "shell" companies. (See Involvement in Blind Pool, Blank Check Companies or Offerings and Item 7. Certain Relationships and Related Transactions below.)

David Knudson, age 39, has been the vice-president of the Company since May 1998. Mr. Knudson had been secretary/treasurer of the Company since February 1997. From September 1994 to June 1996, Mr. Knudson was an adjunct professor of Computer Information Systems at Weber State University, Ogden, Utah. Since 1985, Mr. Knudson has been the principal of Twelve O Eight, a business and computer consulting company, located in Layton, Utah. Mr. Knudson is also an officer and director of other companies that are development stage companies with no business operations and are considered "blank check" or "shell" companies. (See Involvement in Blind Pool, Blank Check Companies or Offerings and Item 7. Certain Relationships and Related Transactions below.)

Dan O. Price, age 45, has been secretary/treasurer and a director of the Company since May 1998. Since February 1993, Mr. Price has served as vice president for corporate development of Troika Capital, Inc., Ogden, Utah, a financial consulting company. Since October 1998, Mr. Price has also been working as an evaluator at Learning Technics, Kirkland, Washington. Mr. Price is also an officer and director of other companies that are development stage companies with no business operations and are considered "blank check" or "shell" companies. (See Involvement in Blind Pool, Blank Check Companies or Offerings and Item 7. Certain Relationships and Related Transactions below.)

Involvement in Blind Pool/Blank Check Companies or Offerings
------------------------------------------------------------
The Registrant's officers and directors have had experience as either officers, directors, and/or shareholder of certain public companies, several of which have been or may now be considered "blind pool, blank check" companies. The list of such public companies and the positions held includes the following:

     Nightingale, Inc.
     -----------------
Mr. Scharmann is a principal shareholder and Mr. Knudson is an officer and director of Nightingale, Inc. ("Nightingale"), a company formed for the purpose of investing in any and all types of assets, properties and businesses. Nightingale issued 1,000,000 shares of its Common Stock to its officers, directors and others for the aggregate sum of $20,600. On September 28, 1988, the SEC granted effectiveness to a Registration Statement on Form S-18, filed by Nightingale for an offering of 2,000,000 Units of Common Stock and Warrants at $.10 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant and one Class "B" Common Stock Purchase Warrant. The offering was a "blind pool" or "blank check" offering. The offering was closed on October 6, 1989. All 2,000,000 Units offered were subscribed for and a total of $200,000 was deposited into the an Escrow Account. The offering was registered for sale in the State of Utah and therefore, Nightingale was and is required to comply with Rule 164-11-1 as promulgated by the Utah Securities Division. Such Rule prohibits the issuance of shares, the secondary trading of the Nightingale's securities and the expenditure of more than 20 percent of the net offering proceeds without first giving subscribers a rescission offering in connection with an acquisition.

Since the close of its offering, Nightingale has been attempting to locate potential business acquisitions. Nightingale is not currently a party to any binding agreement to acquire or merge with any company. Rule 164-11-1, as promulgated by the Utah Securities Division, is applicable to offerings in which eighty percent (80%) or more of the net offering proceeds are not specifically allocated. Following the close of offerings subject to Rule 164-11-1, a company subject to the Rule is required to maintain a minimum of eighty percent (80%) of the net offering proceeds in an escrow account until such time as it can specifically allocate the use of proceeds. At such time as the offering proceeds can be specifically allocated, the Company must file additional information with the Utah Securities Division disclosing the use of proceeds and deliver such information to the investors purchasing shares in the offering. Rule 164-11-1 also prohibits the issuance of securities, the delivery of stock certificates or the secondary trading of the Company's stock until the offering proceeds have been released to the Company subsequent to the rescission offering. Nightingale files reports with the SEC pursuant to sections 13 or 15(d) of the Exchange Act.

     Pacific Alliance Corporation
     ----------------------------
Mr. Scharmann, Mr. Price and Mr. Knudson are officers, directors and shareholders of Pacific Alliance Corporation (the "Pacific") a Delaware corporation which is currently inactive. Pacific was previously engaged in the business of distributing television programming under the name Pacific Syndication, Inc. On June 23, 1995, Pacific filed for protection under Chapter 11 of the United States Bankruptcy Code (Case No. BK. No. SV 95-14737 KL). On May 28, 1997 (the "Confirmation Date"), the United States Bankruptcy Court for the Central District of California Confirmed the Company's Modified Plan of Reorganization (the "Plan") and First Amended Disclosure Statement (the "Disclosure Statement").

The Effective Date of the Plan was June 8, 1998. Although the Company's Chapter 11 Plan of Reorganization has been confirmed by the Bankruptcy Court, Pacific continues to operate under the jurisdiction of the Court. Pacific's current business plan calls for it to locate and acquire an operating company.

Pacific was organized by Mr. Scharmann on April 22, 1986 under the laws of the State of Utah under the name of Kaiser Research, Inc. ("Kaiser"). On December 2, 1994, Kaiser changed its domicile from the State of Utah to the State of Delaware through a reincorporation merger. In order to effect the reincorporation merger, the Kaiser formed a wholly-owned subsidiary under Delaware law under the name of PACSYND, Inc. After the change of the Company's domicile, it acquired a privately held corporation ("Private PSI") in a merger transaction, and in connection therewith, its name was changed to Pacific Syndication, Inc. Mr. Scharmann resigned as an officer
and director in connection with the acquisition of Private PSI.   Private PSI
was formed to engage in the business of providing a variety of television industry related services to its clients. Such services included, but were not
limited to, video tape duplication, standards   conversion  and  delivery  of
television   programming  by  way  of conventional  carriers  (such  as UPS,
Airborne and Federal Express) and by satellite or fiber optic transmission. From its inception, Private PSI was undercapitalized. It funded its initial operations through the factoring of its accounts receivable. Pacific was unable to commence operations in the television programming services business and ultimately, substantially all of its assets were sold and it discontinued its operations.

In 1996, Troika Capital, Inc. ("Troika"), an entity controlled by Mr. Scharmann, agreed to assist Pacific in developing a Plan of Reorganization which would provide Pacific, its shareholders and creditors with at least a possibility of recouping all or some of their investment in the Pacific or the debts owed to them by Pacific. Mr. Scharmann, Mr. Price and Mr. Knudson were shareholders of Pacific and creditors of Pacific at the time Pacific commenced its bankruptcy proceeding. The Plan and Disclosure Statement was confirmed by the Bankruptcy Court on May 28, 1997. The Effective Date of the Plan was June 8, 1997. The Company continues to file monthly "Debtor in Possession Interim Statements" and "Debtor in Possession Operating Reports" with the Office of the United States Trustee. Pacific files reports with the SEC pursuant to sections 13 or 15(d) of the Exchange Act. Pacific has applied to the NASD for trading on the OTCBB under the symbol "PALCQ".

     Royal Oak Resources
     -------------------
Mr. Scharmann was an officer, director and principal shareholder of Royal Oak Resources ("Royal Oak"), a company formed for the purpose of investing in oil, gas or other natural resource businesses. In March 1983, pursuant to Section 3(a)(11) of the Securities Act, and the registration requirements of the Utah Securities Division, Royal Oak sold 8,000,000 shares of Common Stock to Utah residents for gross offering proceeds of $80,000. In June 1987, Royal Oak entered into a joint venture agreement to purchase equipment for processing natural gas liquids for resale. In December 1998, Royal Oak determined that the joint venture could not be successful and the investment was written off as a loss on investment. In November 1995, Royal Oak entered into an acquisition agreement with Hitcom Corporation ("Hitcom") an online/internet publisher of city-specific news and information resources located in St. Louis, Missouri. Under the acquisition agreement Royal Oak acquired all of the issued and outstanding shares of common stock of Hitcom in exchange for 4,900,000 shares of Royal Oak common stock. In connection with the acquisition, Royal Oak changed its name to Hitcom Corporation and Mr. Scharmann resigned as an officer and director. Hitcom thereafter reincorporated Delaware. Hitcom's common stock is quoted on the OTCBB under the symbol "HICO".

     Norvex, Inc.
     ------------
Mr. Scharmann was a principal shareholder and director in Norvex, Inc., a former blind pool/blank check company now doing business as Capital Title Group, Inc. ("Capital"), Scottsdate, Arizona. Capital's common stock is quoted on the NASDAQ SmallCap under the symbol "CTGI". Capital acts as the parent holding company of the following subsidiaries:

-Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation which has operated under the authority of the State Banking Commission since November 1, 1981. Capital Title is an independent title agency that provides escrow services and, as an agent for four title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona.

-New Century Title Company ("New Century"), a California corporation, purchased a dormant escrow and title agency in San Diego, California and began operations as an independent title agency in July 1998.

-New Century Title Company of Northern California ("New Century of Northern California") is a California corporation which acquired Northwestern Consolidated Corporation ("Northwestern") and its subsidiaries in November 1998. Northwestern had operated as an independent title agency since 1959. New Century of Northern California is an independent title agency that provides escrow services and, as an agent for a title insurance company, issues title insurance policies.

-New Century Insurance Services, Inc., an Arizona corporation, was formed in January 1998 as an independent property and casualty insurance agency.

     Immunotechnology Corporation
     ----------------------------
Mr. Scharmann is an officer and director and Mr. Knudson is an officer of Immunotechnology Corporation ("Immunotech"). Immunotech was incorporated on November 30, 1989, in the state of Delaware. Immunotech's predecessor was LJC Corporation, a Utah corporation, organized on November 8, 1984 ("LJC").

In April 1986, LJC, pursuant to a registration statement filed with the SEC on form S-18, LJC sold 625,000 units, each unit consisting of one share of common stock and A&B Warrants. The Units were sold at $0.20 per Unit for gross offering proceeds of $125,000. On October 7, 1989, LJC acquired ImmunoTechnology Laboratories, Inc., a Colorado corporation ("ITL"), by means of a stock-for-stock exchange with the shareholder of ITL. As a result of this transaction, ITL became a wholly owned subsidiary of LJC. On October 10, 1989, LJC changed its name to ImmunoTechnology Laboratories, Inc. ("ITL-UT").

At a special meeting of the shareholders of ITL-UT, the shareholders approved a proposal to redomicile ITL-UT in the state of Delaware, by forming a Delaware corporation and merging ITL-UT into the Delaware corporation, and changing the its name to ImmunoTechnology Corporation. The merger was effective on December 21, 1989. As a result of the merger, ITL-UT no longer exists.

ITL was formed for the purpose of engaging in the business of operating a medical test related laboratory. Immunotech's only business has been the operation of ITL, whose operations were discontinued in 1992. Since discontinuing the operations of ITL, Immunotech is now considered a "blind pool/blank check" company and is seeking potential business acquisition or opportunities to enter in an effort to commence business operations. Immunotech has voluntarily filed a registration statement on Form 10SB and currently is required to file reports under sections 13 or 15(d) of the Exchange Act. Immunotech's common stock is traded on the OTCBB under the symbol "ITRX".

     Rexford, Inc.
     -------------
Mr. Scharmann was until recently an officer, director, and controlling shareholder of Rexford, Inc. ("Rexford"). Rexford was incorporated on February 14, 1983, in the state of Utah under the name Chelsea Energy Corporation. In connection with its formation, a total of 1,047,000 shares of its common stock were issued to the founders of the Chelsea. Mr. Scharmann was not a founder of Chelsea. In March 1985, Chelsea sold 3,000,000 shares of its common stock in connection with a public offering at a price of $0.01 per share. The public offering was registered with the Utah Securities Division pursuant to Section 61-1-10, Utah Code Annotated, as amended. The offering was exempt from federal registration pursuant to Regulation D, Rule 504, promulgated under the Act. Chelsea was initially formed to provide professional consulting services to local government units.

In April 1989, Chelsea formed California Cola Distributing Company, Inc. ("CCDCI")under the laws of the state of Delaware as a wholly-owned subsidiary. In May 1989, Chelsea merged into its subsidiary, CCDCI, in connection with a reincorporation merger. As a result of the reincorporation merger, Chelsea changed its domicile to the state of Delaware from the state of Utah and changed its name from Chelsea Energy Corporation to California Cola Distributing Company, Inc. In October 1992, Chelsea effected a sale of its wholly-owned subsidiary, CCDCI to California Cola Group Incorporated, a principal shareholder of the Company and changed the its name to Rexford, Inc. In July 1998, Rexford voluntarily filed a registration statement on Form 10SB with the SEC and currently is required to file reports under sections 13 or 15(d) of the Exchange Act.

On March 26, 1999, Rexford and Chicago Map Corporation ("CMC") entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement"). The Acquisition Agreement provides that the 15,000 shares of CMC Common Stock held by the CMC Shareholders will be exchanged for 10,500,000 shares of Rexford's Common Stock pro rata based on the CMC Shareholders' percentage ownership of the CMC Common Stock. As a condition to the Acquisition Agreement, Rexford will effect a 1-for-70 reverse stock split (the "Reverse Split") of Rexford's Common Stock. The Reverse Split reduces Rexford's issued and outstanding stock from 70,000,000 to 1,000,000 shares. After giving effect to the Reverse Split and the issuance of 10,500,000 shares of Common Stock issued to the CMC Shareholders in exchange for the 15,000 of CMC Common Stock, the Rexford will have 11,500,000 shares issued and outstanding.

The Acquisition Agreement was approved by the shareholders of Rexford on June 20, 1999. In connection with the Acquisition Agreement Mr. Scharmann resigned as an officer and director of Rexford. Rexford changed its name to Lexon Technologies, Inc. ("Lexon"). Lexon's common stock is quoted on the OTCBB under the symbol "LXTI".

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1999, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------

Mark Scharmann      1999  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President and CEO   1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1997  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-

Gregory J. Halpern  1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President and CEO   1997  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-

The Registrant has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Except as noted below, the Registrant has not paid any salaries or other compensation to its officers, directors or employees for the years ended October 31, 1999, 1998 and 1997, nor at any time during 1999, 1998 or 1997. Further, the Registrant has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. During the fiscal year ended October 31, 1998, the Registrant paid Dan Price, its Secretary/Treasurer, $465.00 for book keeping and other temporary services he provided. It is intended that the Registrant's directors may not be compensated for services provided to the Company until such time as an acquisition or merger can be accomplished. As of the date hereof, no person has accrued any compensation from the Registrant, other than converting funds advanced to the Company into shares of Common
Stock of the Company or accepting shares of the Common Stock of the Company as reimbursement for funds advanced or expenses paid on behalf of the Company.

The payment of compensation to officers and directors and/or the repayment of loans to officers, directors, affiliates or lending institutions will not be a condition that any target company must agree to as a terms for completing an acquisition or merger.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
     None.

Bonuses and Deferred Compensation
---------------------------------
     None.



Compensation Pursuant to Plans
------------------------------
     None.

Pension Table
-------------
     Not Applicable.

Other Compensation
------------------
     None.


Bonuses and Deferred Compensation
---------------------------------
     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of the Registrant's
Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 1,869,081 shares of the Registrant's common stock outstanding at March 7, 2000, based on the Registrant's transfer agent's list, and the names and number of shares held by each of the Registrant's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership(1)         of Class
--------   -------------------      ---------------------            --------
Common     Scott Corry              100,000        Direct              5.35
           2110 East 100 North
           Layton, UT  84040
Common     David Johnson            100,000        Direct              5.35
           1649 Lakeview Way
           Ogden, UT  84403
Common     David Knudson                133        Direct              0.01
           2331 East 1200 North
           Layton, UT 84040
           Dan O. Price                   0         N/A                0.00
           7250 NE William Rogers Rd
           Indianola, WA 98342
Common     Mark A. Scharmann      1,048,082        Direct             56.07
           1661 Lakeview Circle
           Ogden, UT  84403

Officers and Directors
----------------------
Common     Mark A. Scharmann, President
            and Director                      -------See Above-------
Common     David Knudson, Vice
            President and Director            -------See Above-------
Common     Dan O. Price, Secretary/
            Treasurer and Director            -------See Above-------

All Officers, Directors, and
 Nominees as a Group (3 Persons) 1,048,215         Direct            56.08
                                 =========                           =====
(1) Each person has sole investment and sole voting power over the listed shares.


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mark A. Scharmann, an officer and director of the Company has loaned money to the Company during the year ended October 31, 1999 The loans are unsecured, bear interest at a rate of 10% per annum and have no maturity date. At
October 31, 1999 the balance of principal of $76,942 and accrued interest of $5,698.

Currently, the Registrant's officers and directors serve as officers and directors of several "blind pool, blank check" or "shell" entities. The
Company's officers and directors will continue as officers and directors of these entities, many of which utilize the same business address as the Registrant. The Registrant's officers and directors intend to continue such activities in the future. If a specific business opportunity should become available, conflicts of interest may arise in the selection between the Registrant and the other ventures of the officers and directors. Since no policy has been formulated for the resolution of such potential conflicts, any conflicts which arise will be settled on a case-by-case basis, and there is no guarantee that such a conflict, unless satisfactorily settled, will not result in the Registrant's inability to participate in particular ventures. The
Registrant will be heavily dependent on its officers and directors for the successful implementation of its business plan which is to seek out acquisition candidates. Officers and directors are not required to devote any specified amount or percentage of their business time to the Registrant's affairs, and to the extent that they spend time, it will be only a minimum amount seeking out acquisition candidates and performing necessary administrational paperwork. Management anticipates that should an acceptable acquisition be completed, present management will resign and new management will assume control.

Shareholders of the Registrant have no preemptive rights to acquire additional shares of Common Stock or other securities. The Common Stock is not subject to redemption, call or assessment, and carries no subscription or conversion rights. In the event of liquidation of the Registrant, the shares of Common
Stock are entitled to share equally in corporate assets after satisfaction of all liabilities.

Holders of Common Stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. The Registrant seeks growth and expansion of its business through the reinvestment of profits, if any, and does not anticipate that it will pay dividends in the foreseeable future.

Penny Stock
-----------
The Company's common stock is considered a "penny stock."  The Securities and
Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on
NASDAQ or national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.




Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The impact of the regulations applicable to penny stocks on the Company's securities is to reduce the market liquidity of the Company's securities by limiting the ability of broker/dealers to trade the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. The low price of the Company's Common Stock also has a negative effect on the amount and percentage of transaction costs paid by individual shareholders and the potential ability of the Company to raise additional capital by issuing additional shares. The primary reasons for these effects include the internal policies of certain institutional investors that prohibit the purchase of low-priced stocks, the fact that many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin and certain brokerage house policies and practices that tend to discourage individual brokers from dealing in low-priced stocks.

In addition, since broker's commissions on low-priced stocks represent a higher percentage of the stock price than commissions on higher pried stocks, the current low share price of the Common Stock results in individual shareholders paying transaction costs that are a higher percentage o their total share value than would be the case if the Company's share price were substantially higher.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                               23
Balance Sheet as of October 31, 1999                                       24
Statements of Operations and Accumulated Deficit for the years ended
 October 31, 1999 and 1998, and the period from Inception (October 28,
 1983) to October 31, 1999                                                 25
Statement of Stockholders' Equity (Deficit) for the period from
 Inception (October 28, 1983) to October 31, 1999                          26
Statements of Cash Flows for the years ended October 31, 1999 and 1998
 and the period from Inception (October 28, 1983) to October 31, 1999      27
Notes to Financial Statements                                              28

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                      PPI CAPITAL GROUP, INC.


Date: March 8, 2000                   By /S/ Mark A. Scharmann, President and
                                             Director

Date: March 8, 2000                   By /S/ David Knudson, Vice President and
                                             Director

Date: March 8, 2000                   By /S/ Dan O. Price, Secretary/Treasurer
                                             and Director

                           Harold Y. Spector
                       Certified Public Accountant
                     80 South Lake Avenue, Suite 723
                       Pasadena, California 91101


                      Independent Auditor's Report

To the Board of Directors and Stockholders of PPI Capital Group, Inc.

I have audited the accompanying balance sheets of PPI Capital Group, Inc., a Utah corporation in the development stage, (FKA Pain Prevention, Inc.) as of October 31, 1999 and 1998, and the related statements of operations and accumulated deficit, stockholders' equity, and cash flows for the years then ended and for the period from Inception October 28, 1983 to October 31, 1999.
These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted this audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of PPI Capital Group, Inc.
as of October 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from Inception October
28, 1983 to October 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered significant operating losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Harold Y. Spector
Pasadena, CA
February 28, 2000


                           PPI CAPITAL GROUP, INC.
                        (FKA PAIN PREVENTION, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                         October 31, 1999 and 1998

                                  ASSETS
                                                       1999        1998
                                                   ----------   ----------

Current Assets
  Cash                                             $      245   $    1,250
                                                   ----------   ----------
Fixed Assets                                                0            0
                                                   ----------   ----------
Other Assets                                                0            0
                                                   ----------   ----------
    TOTAL ASSETS                                   $      245   $    1,250
                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
     Accounts payable                              $    3,384   $      600
     Accrued Interest                                   5,698          286
                                                   ----------   ----------
     Total Current Liabilities                          9,082          886
                                                   ----------   ----------
Long-term Liabilities Officers' Loans                  76,942       19,735
                                                   ----------   ----------
  Total Liabilities                                    86,024       20,621
                                                   ----------   ----------
Stockholders' deficit:
     Common stock $.001 par value; authorized
      200,000,000 shares; 1,869,081 shares
      issued and outstanding                            1,869        1,869
     Capital Paid in Excess of Par Value               68,223       68,223
     Accumulated deficit during the
      development stage                              (155,871)     (89,463)
                                                   ----------   ----------
     Total stockholders' Equity (Deficit)             (85,779)     (19,371)
                                                   ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $      245   $    1,250
                                                   ==========   ==========

The auditor's report and accompanying notes are an integral part of the financial statements


                         PPI CAPITAL GROUP, INC.
                       (FKA PAIN PREVENTION, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICITS
                For the years ended October 31,1999 and 1998
     and the period from Inception October 28, 1983 to October 31, 1999

                                                                 Inception
                                                                Oct. 28, 1983
                                              October 31,            to
                                           1999        1998     Oct. 31, 1999
                                        ----------  ----------  ----------
REVENUE                                 $        0  $        0  $   66,249
                                        ----------  ----------  ----------
COST AND OPERATING EXPENSES                 60,996      19,085     237,518
                                        ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS              (60,996)    (19,085)   (171,269)

OTHER INCOME (EXPENSES)
  Other Income                                   0           0       1,250
  Interest Expenses                         (5,412)       (286)     (5,698)
                                        ----------  ----------  ----------
  Total Other Income (Expenses)             (5,412)       (286)     (4,448)
                                        ----------  ----------  ----------
INCOME (LOSS) BEFORE TAXES                 (66,408)    (19,371)   (175,717)

PROVISION FOR INCOME TAXES                       0           0           0
                                        ----------  ----------  ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM       (66,408)    (19,371)   (175,717)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0      81,209
                                        ----------  ----------  ----------
NET INCOME (LOSS)                          (66,408)    (19,371)    (94,508)

ACCUMULATED DEFICITS
  BEGINNING OF PERIOD(S)                   (89,463)    (70,092)          0
  Adjustments -
    Acquisition of Subsidiary                    0           0     (38,146)
    Issuance of stocks in lieu of salaries,
     services and consultants                    0           0     (23,217)
                                        ----------  ----------  ----------
ENDING OF PERIOD(S)                     $ (155,871) $  (89,463) $ (155,871)
                                        ==========  ==========  ==========
NET LOSS PER SHARE                      $     (.03) $     (.01) $    (0.05)
                                        ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              1,869,081   1,869,081
                                        ==========  ==========


The auditor's report and accompanying notes are an integral part of the financial statements


                         PPI CAPITAL GROUP, INC.
                       (FKA PAIN PREVENTION, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the period from Inception October 28, 1983 to October 31, 1999



                                                                          Paid
                                                           Common          in         Accumulated
                                             Shares         Stock        Capital        Deficit       Total
                                          ------------  ------------  ------------  -------------  ------------
Balance at Inception October 28, 1983                0  $          0  $          0  $           0  $          0

Original issuance of common stocks           7,500,000         7,500        25,487        (41,602)       (8,615)

Capital Contributed                                                         15,000                       15,000

Issuance of common stocks for Pain
 Prevention, Inc. (Illinois corporation)    37,031,250        37,031       (37,031)                           0

Issuance of common stocks for
 commission fee                              2,343,750         2,344                                      2,344

Paid-in Capital adjustment                                                  (3,456)         3,456             0

Net Loss during the period                                                                (89,938)      (89,938)
                                          ------------  ------------  ------------  -------------  ------------

Balance at March 31, 1989                   46,875,000  $     46,875  $          0  $    (128,084) $    (81,209)

Reverse stock split 1 to 3.75              (34,375,000)

Issuance of stocks in lieu of salaries,
 services and consultants                    6,191,271        23,217                      (23,217)            0

Liquidation of PPLI                                                                        81,209        81,209

Net Loss from Mar. 31, 1989 to
 October 31, 1996                                                                               0             0
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1996                 18,691,271  $     70,092  $          0  $     (70,092) $          0

Net loss for the period                                                                         0             0
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1997                 18,691,271  $     70,092  $          0  $     (70,092) $          0

Reduce par value to $.0001                                   (68,223)       68,223                            0

Reverse stock split 1-for-10               (16,822,190)                                                       0

Net Loss for the period                                                                   (19,371)      (19,371)
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1998                  1,869,081  $      1,869  $     68,223  $     (89,463) $    (19,371)

Net Loss for the period                                                                   (66,408)      (66,408)
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1999                  1,869,081  $      1,869  $     68,223  $    (155,871) $    (85,779)
                                          ============  ============  ============  =============  ============


The auditor's report and accompanying notes are an integral part of the financial statements

                         PPI CAPITAL GROUP, INC.
                       (FKA PAIN PREVENTION, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                 For the years ended October 31,1998 and 1997, and the period from Inception October 28, 1983 to October 31, 1999


                                                                 Inception
                                                                Oct. 28, 1983
                                              October 31,            to
                                           1999        1998     Oct. 31, 1999
                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (66,408) $  (19,371) $  (94,508)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0     (81,209)
   Increase in Accounts Payable              2,784         600       3,384
   Increase in Accrued Interest              5,412         286       5,698
                                        ----------  ----------  ----------
  Net cash (used) by
   operating activities                    (58,212)    (18,485)   (166,635)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0     (38,146)
 Liquidation of PPLI                             0           0      81,209
                                        ----------  ----------  ----------
 Net cash provided by
  investing activities                           0           0      43,063
                                        ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0      46,875
 Net Proceeds from Officers' Loan           57,207      19,735      76,942
                                        ----------  ----------  ----------
 Net cash provided by
  financing activities                      57,207      19,735     123,817
                                        ----------  ----------  ----------
NET INCREASE IN CASH                        (1,005)      1,250         245

CASH AT BEGINNING OF PERIOD(S)               1,250           0           0
                                        ----------   ---------- ----------
CASH AT END OF PERIOD(S)                $      245   $   1,250         245
                                        ==========   ========== ==========
SUPPLEMENTAL DISCLOSURE:
 Interest paid                          $        0   $       0  $        0
                                        ==========   ========== ==========
 Taxes paid                             $        0   $       0  $        0
                                        ==========   ========== ==========

NONCASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock in lieu of salaries, services and consultants of $23,217


The auditor's report and accompanying notes are an integral part of the financial statements

                         PPI CAPITAL GROUP, INC.
                       (FKA PAIN PREVENTION, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                 For the years ended October 31,1999 and 1998

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

Fixed Assets
------------
As of October 31, 1999, the Company does not maintain or control any fixed assets.

Income Taxes
------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109. "Accounting For Income Taxes" (SFAS No.
109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                         PPI CAPITAL GROUP, INC.
                       (FKA PAIN PREVENTION, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (continued)
               For the years ended October 31,1998 and 1997

NOTE 3 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of October 31, 1999 and 1998, the outstanding balance was $76,942 and $19,735, respectively. The accrued interest on the note was $5,698 and $286, respectively. The borrowings are due on demand and bear interest at ten percent per annum.

NOTE 4 - REVERSE STOCK SPLIT

In 1998, the Board of Directors amended its article of incorporation to reduce the par value of its common stock to $.0001. Subsequently, they authorized a reverse 1-for-10 stock split, thereby decreasing the number of issued and outstanding shares to 1,869,127 and increasing the par value of each share to $.001.

NOTE 5 - PROVISION FOR INCOME TAXES

No provision for income taxes was provided in the accompanying statement of operations. As of October 31, 1999, the Company had approximately $85,779 net operating loss carryforward to reduce future taxable income. To the extent not utilized, the NOL carryforward will begin to expire in 2013.

NOTE 6 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $155,871 since inception, and as of October 31, 1999, the Company has a working deficiency of $8,837 and net worth deficit of $85,779. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

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

NOTE 7 - YEAR 2000

The year 2000 issue concerns the ability of data sensitive software to properly recognize the year 2000 in calculating and processing computer system information. The Company has no hardware or software. The Company is silent as to this issue.