Form 10QSB
period 2000-01-31
PPI CAPITAL GROUP INC
filed 2000-04-06
CIK 1065191

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    January 31, 2000

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          1,869,081
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of January 31, 2000

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

                            PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          JANUARY 31, 2000 and 1999
                                (UNAUDITED)

                                    ASSETS
                                                       2000        1999
                                                   ----------   ----------

Current Assets
     Cash                                          $        0   $        0
                                                   ----------   ----------
Fixed Assets                                                0            0
                                                   ----------   ----------
Other Assets                                                0            0
                                                   ----------   ----------
    TOTAL ASSETS                                   $        0   $        0
                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Cash (Overdraft)                              $      216   $      273
     Accounts payable                                       0        2,200
     Accrued Interest                                   7,804          961
                                                   ----------   ----------
     TOTAL CURRENT LIABILITIES                          8,020        3,434
                                                   ----------   ----------
Long-term Liabilities Officers' Loans                  94,791       38,991
                                                   ----------   ----------
  Total Liabilities                                   102,811       42,425
                                                   ----------   ----------
Stockholders' Equity:
     Common stock, $.001 par value; authorized
      200,000,000 shares; 1,869,081 shares
      issued and outstanding                            1,869        1,869
     Capital Paid in Excess of Par Value               68,223       68,223
     Accumulated deficit during the
      development stage                              (172,903)    (112,517)
                                                   ----------   ----------
     Total stockholders' Equity (Deficit)            (102,811)     (42,425)
                                                   ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $        0   $        0
                                                   ==========   ==========

                 See accountant's report and accompanying notes

                           PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED JANUARY 31, 2000 and 1999
      AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JANUARY 31, 2000
                                 (UNAUDITED)

                                                                  Inception
                                          Three Months ended    Oct. 28, 1983
                                              January 31,             to
                                           2000        1999      Jan. 31, 2000
                                        ----------  ----------    ----------
REVENUE                                 $        0  $        0    $   66,249
                                        ----------  ----------    ----------
COST AND OPERATING EXPENSES                 14,926      22,379       252,444
                                        ----------  ----------    ----------
INCOME (LOSS) FROM OPERATIONS              (14,926)    (22,379)     (186,195)
                                        ----------  ----------    ----------
OTHER INCOME (EXPENSES)
  Other Income                                   0           0         1,250
  Interest Expenses                         (2,106)       (675)       (7,804)
                                        ----------  ----------    ----------
  Total Other Income (Expenses)             (2,106)       (675)       (6,554)
                                        ----------  ----------    ----------
INCOME (LOSS) BEFORE TAXES                 (17,032)    (23,054)     (192,749)

PROVISION FOR INCOME TAXES                       0           0             0
                                        ----------  ----------    ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM       (17,032)    (23,054)     (192,749)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0        81,209
                                        ----------  ----------    ----------
NET INCOME (LOSS)                          (17,032)    (23,054)     (111,540)

ACCUMULATED DEFICITS
  BEGINNING OF PERIOD(S)                  (155,871)    (89,0463            0
  Adjustments -
    Acquisition of Subsidiary                    0           0       (38,146)
    Issuance of stocks in lieu of salaries,
     services and consultants                    0           0       (23,217)
                                        ----------  ----------    ----------
ENDING OF PERIOD(S)                     $ (172,903) $ (112,517)   $ (172,903)
                                        ==========  ==========    ==========
NET LOSS PER SHARE                      $    (0.01) $    (0.01)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              1,869,081   1,869,081
                                        ==========  ==========


                See accountant's report and accompanying notes

                               PPI CAPITAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2000 and 1999
      AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JANUARY 31, 2000
                                 (UNAUDITED)

                                                                  Inception
                                          Three Months ended    Oct. 28, 1983
                                              January 31,             to
                                           2000        1999     Jan. 31, 2000
                                        ----------  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (17,032) $  (23,054) $  (111,540)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0      (81,209)
   Increase in Accounts Payable             (3,384)      1,600            0
   Increase in Accrued Interest              2,106         675        7,804
                                        ----------  ----------  -----------
  Net cash (used) by
   operating activities                    (18,310)    (20,779)    (184,945)
                                        ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0      (38,146)
 Liquidation of PPLI                             0           0       81,209
                                        ----------  ----------  -----------
 Net cash provided by
  investing activities                           0           0       43,063
                                        ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0       46,875
 Net Proceeds from Officers' Loan           17,850      19,258       94,792
                                        ----------  ----------  -----------
 Net cash provided by
  financing activities                      17,850      19,258      141,667
                                        ----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH               (460)     (1,523)        (215)

CASH AT BEGINNING OF PERIOD(S)                 245       1,250            0
                                        ----------   ---------- -----------
CASH AT END OF PERIOD(S)                $     (215)  $    (273) $      (215)
                                        ==========   ========== ===========
SUPPLEMENTAL DISCLOSURE:
 Interest paid                          $        0   $       0  $         0
                                        ==========   ========== ===========
 Taxes paid                             $        0   $       0  $         0
                                        ==========   ========== ===========


                See accountant's report and accompanying notes

                            PPI CAPITAL GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the Opinion of the management of PPI Capital Group, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2000 and 1999, and the results of operations for three months then ended, and for the period from inception October 28, 1983 to January 31, 2000, and cash flows for the three months ended January 31, 2000 and 1999, and for the period from inception October 28, 1983 to January 31, 2000. Interim results are not necessarily indicative of results from a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain information included in the Company's audited financial statements and notes for fiscal year ended October 31, 1999.

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

Fixed Assets
------------
As of January 31, 2000, the Company does not maintain or control any fixed assets.

Income Taxes
------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109 "Accounting For Income Taxes" (SFAS No.
109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                            PPI CAPITAL GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

NOTE 2 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of January 31, 2000 and 1999, the outstanding balance was $94,791 and $38,991, respectively. The accrued interest on the note was $7,804 and $961, respectively. The borrowings are due on demand and bear interest at ten percent per annum.

NOTE 3 - PROVISION FOR INCOME TAXES

No provision for income taxes was provided in the accompanying statements of operations. As of October 31, 1999, the Company had approximately $85,779 net operating loss carryforward to reduce future taxable income. To the extent not utilized, the NOL carryforward will begin to expire in 2013.

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $172,903 since inception, and as of January 31, 2000, the Company has a working capital deficiency of $8,020 and a net worth deficit $102,811. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview
--------
The Registrant is considered a development stage company with no assets or capital and with no operations or income since approximately 1989. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Registrant have been paid for by a shareholder of the Company, specifically Mark A. Scharmann. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future.

In May 1999, the Company entered into a master promissory note with its President to loan the Company up to $120,000 for use as working capital. The master promissory note bears interest and at 10% per annum and supercedes previous notes issued by the Company to its President. At January 31, 2000, the master promissory note incorporated $94,791 in principle and $7,804 in accrued interest. Other than the balance of funds available under master promissory note the Company has no other financing means in place and unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about the Company's ability to continue as a going concern.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Forward-Looking Statements
--------------------------
This report may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 321E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-SB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Plan of Operation
-----------------
During the next twelve months, the Company's officers and directors will contact business brokers, consultants, and other business professionals in an effort to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks working capital, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. The Company's directors may receive compensation for services provided to the Company until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

                                      PPI CAPITAL GROUP, INC.
                                      [Registrant]

Dated: April 3, 2000                  By /S/ Mark A. Scharmann, President
                                      and Director