Form 10QSB
period 2000-04-30
PPI CAPITAL GROUP INC
filed 2000-06-14
CIK 1065191

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    April 30, 2000

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          12,7679,924
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of April 30, 2000

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

                            PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           April 30, 2000 and 1999
                                 (UNAUDITED)

                                    ASSETS
                                                       2000        1999
                                                   ----------   ----------

Current Assets
     Cash                                          $        0   $      597
                                                   ----------   ----------
Fixed Assets                                                0            0
                                                   ----------   ----------
Other Assets                                                0            0
                                                   ----------   ----------
    TOTAL ASSETS                                   $        0   $      597
                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2000        1999
                                                   ----------   ----------
Current Liabilities
     Cash overdraft                                $    1,994   $        0
     Accrued Interest                                      99        2,164
                                                   ----------   ----------
Total Current Liabilities                               2,093        2,164
                                                   ----------   ----------
Long-term Liabilities
     Officers' Loans                                    9,550       58,891
                                                   ----------   ----------
  Total Liabilities                                    11,643       61,055
                                                   ----------   ----------
Stockholders' Equity:
     Common stock, $.001 par value; authorized
      200,000,000 shares; 12,779,924 shares
      issued and outstanding in 2000 and
      1,869,081 shares in 1999                         12,780        1,869
     Capital Paid in Excess of Par Value              166,420       68,223
     Accumulated deficit during the
      development stage                              (190,843)    (130,550)
                                                   ----------   ----------
     Total stockholders' Equity (Deficit)             (11,643)     (60,458)
                                                   ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $        0   $      597
                                                   ==========   ==========

See accompanying notes

                           PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2000 AND 1999,
        AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO APRIL 30, 2000
                                 (UNAUDITED)

                                                                                            Inception
                                          Three Months ended        Six Months ended       Oct. 28, 1983
                                               April 30,                April 30,               to
                                           2000        1999          2000         1999     April 30, 2000
                                        ----------  ----------    ----------   ----------   ----------
REVENUE                                 $        0  $        0    $        0   $        0   $   66,249
                                        ----------  ----------    ----------   ----------   ----------
COST AND OPERATING EXPENSES                 16,828      16,830        31,754       39,209      269,272
                                        ----------  ----------    ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS              (16,828)    (16,830)      (31,754)     (39,209)    (203,023)
                                        ----------  ----------    ----------   ----------   ----------
OTHER INCOME (EXPENSES)
  Other Income                                   0           0             0            0        1,250
  Interest Expenses                         (1,112)     (1,203)       (3,218)      (1,878)      (8,916)
                                        ----------  ----------    ----------   ----------   ----------
  Total Other Income (Expenses)             (1,112)     (1,203)       (3,218)      (1,878)      (7,666)
                                        ----------  ----------    ----------   ----------   ----------
INCOME (LOSS) BEFORE TAXES                 (17,940)    (18,033)      (34,972)     (41,087)    (210,689)

PROVISION FOR INCOME TAXES                       0           0             0            0            0
                                        ----------  ----------    ----------   ----------   ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM       (17,940)    (18,033)      (34,972)     (41,087)    (210,689)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0             0            0       81,209
                                        ----------  ----------    ----------   ----------   ----------
NET INCOME (LOSS)                          (17,940)    (18,033)      (34,972)     (41,087)    (129,480)

ACCUMULATED DEFICITS
  BEGINNING OF PERIOD(S)                  (172,903)   (112,517)     (155,871)     (89,463)           0
  Adjustments -
    Acquisition of Subsidiary                    0           0             0            0      (38,146)
    Issuance of stocks in lieu of salaries,
     services and consultants                    0           0             0            0      (23,217)
                                        ----------  ----------    ----------   ----------   ----------
ENDING OF PERIOD(S)                     $ (190,843) $ (130,550)   $ (190,843)  $ (130,550)  $ (190,843)
                                        ==========  ==========    ==========   ==========   ==========
NET LOSS PER SHARE                      $    (.002) $    (0.01)   $    (.036)  $    (0.02)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              9,142,976   1,869,081     5,506,029    1,869,081
                                        ==========  ==========    ==========   ==========

See accompanying notes

                               PPI CAPITAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999,
          AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO APRIL 30, 2000
                                    (UNAUDITED)


                                                                 Inception
                                                                Oct. 28, 1983
                                              April 30,              to
                                           2000        1999    April 30, 2000
                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (34,972) $  (41,087) $ (129,480)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0     (81,209)
   Increase in Accounts Payable             (3,384)       (600)          0
   Increase in Accrued Interest              3,218       1,878       8,916
                                        ----------  ----------  ----------
  Net cash (used) by
   operating activities                    (35,138)    (39,809)   (201,773)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0     (38,146)
 Liquidation of PPLI                             0           0      81,209
                                        ----------  ----------  ----------
 Net cash provided by
  investing activities                           0           0      43,063
                                        ----------  ----------  ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0      46,875
 Net Proceeds from Officers' Loan           32,900      39,156     109,842
                                        ----------  ----------  ----------
 Net cash provided by
  financing activities                      32,900      39,156     156,717
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH             (2,238)       (653)     (1,993)

CASH AT BEGINNING OF PERIOD(S)                 245       1,250           0
                                        ----------   ---------- ----------
CASH AT END OF PERIOD(S)                $   (1,993)  $     597  $   (1,993)
                                        ==========   ========== ==========
SUPPLEMENTAL DISCLOSURE:
 Cash Paid for:
 Interest                               $        0   $       0  $        0
                                        ==========   ========== ==========
 Taxes                                  $        0   $       0  $        0
                                        ==========   ========== ==========

Schedule of Noncash Investing and Financing Activities:

In March 2000, the Company converted $100,291 officers' loan plus accrued interest of $8,817 into 10,910,843 shares of common stock.

See accompanying notes

                            PPI CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the Opinion of the management of PPI Capital Group, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2000 and 1999, and the results of operations for the three and six months ended April 30, 2000 and 1999, and for the period from Inception October 28, 1983 to April 30, 2000, and cash flows for the six months ended April 30, 2000 and 1999, and for the period from inception October 28, 1983 to April 30, 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for fiscal year ended October 31, 1999.

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

Fixed Assets
------------
As of April 30, 2000, the Company does not maintain or control any fixed assets.

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

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of April 20, 2000 and 1999, the outstanding balance was $9,550 and $58,891, respectively. The accrued interest on the notes was $99 and $2,164, respectively. The borrowings are due on demand and bear interest at ten percent per annum.

NOTE 3 - COMMON STOCK TRANSACTION

On March 9, 2000, the Company converted $100,291 notes payable plus $8,817 accrued interest into 10,910,843 shares of common stock.

NOTE 4 - PROVISION FOR INCOME TAXES

No provision for income taxes was provided in the accompanying statements of operations. As of October 31, 1999, the Company had approximately $85,779 net operation loss carryforward to reduce future taxable income. To the extent not utilized, the NOL carryforward will begin to expire in 2013.

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $130,550 since inception, and as of April 30, 2000, the Company has a working capital deficiency of $2,093 and a net worth deficit of $11,643. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

As disclosed in Note 3 to the financial statements, on March 9, 2000, the Company converted notes payable fo $100,291 plus accrued interest of $8,817 into common stock. Management intends to seek, investigate, and, if warranted, effect a business combination with an existing, unidentified privately held company or entity, in the interim, it has committed to meeting the Company's minimal operating expenses. The Company continued existence depends on its ability to meet its financing requirements and success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview
--------
The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1989. The costs and expenses associated with the Company's operations have been paid for by shareholders of the Company, specifically Mark A. Scharmann. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future.

In May 1999, the Company entered into a master promissory note with its President to loan the Company up to $120,000 for use as working capital. The master promissory note bears interest and at 10% per annum and supercedes previous notes issued by the Company to its President. On March 9, 2000, the Company's board of directors approved the issuance of 10,910,843 shares of the Company's common stock to Mark A. Scharmann, the President of the Company, in exchange for the conversion of $109,108.43 in principle and accrued interest pursuant to the terms of a Master Promissory Note between the Company and Mr. Scharmann, dated May 1, 1999.

Prior to the conversion of the Master Promissory Note, the Company had 1,869,081 shares of its common stock issued and outstanding. After giving effect to the issuance of the conversion shares to Mr. Scharmann, the Company now has 12,779,924 shares of common stock issued and outstanding. The shares issued to Mr. Scharmann constitute restricted securities issued pursuant to section 4(2) of the Securities Act of 1933, as amended. Prior to the Master Promissory Note conversion, Mr. Scharmann owned 1,048,082 shares of the Registrant's common stock or approximately 56.1% of the issued and outstanding shares. After the issuance of the conversion shares, Mr. Scharmann now owns 93.6% of the Company's issued and outstanding shares of common stock.

Other than the funds loaned to the Company by its principal shareholder the Company has no other financing means in place and unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about the Registrant's ability to continue as a going concern.

On May 18, 2000, the Company executed a letter of intent to acquire 100% of the outstanding common stock of Utilicom, Inc. (doing business as UC Wireless), Santa Barbara, California, for newly-issued shares of capital stock of the Company. The terms of the letter of intent and the press release issued by the Company in connection with the proposed transaction were filed with the Commission in a Current Report on Form 8-K, dated May 18, 2000, and are incorporated herein by this reference.

Plan of Operation
-----------------
Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the acquisition of Utilicom, Inc. can be completed. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages the services of others to assist in the proposed acquisition it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to engage the services of others or to raise any capital.

In the event the Company does need to raise capital, most likely the most immediate source would be loan from its principal shareholder or the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.


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

                                      PPI CAPITAL GROUP, INC.
                                      [Registrant]

Dated: June 14, 2000                  By /S/ Mark A. Scharmann, President
                                      and Director