Form 10QSB
period 2000-07-31
PPI CAPITAL GROUP INC
filed 2000-09-19
CIK 1065191

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    July 31, 2000

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          12,779,924
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 31, 2000

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

                            PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             July 31, 2000 and 1999
                                 (UNAUDITED)

                                    ASSETS
                                                       2000        1999
                                                   ----------   ----------

Current Assets
     Cash                                          $        0   $       24
                                                   ----------   ----------
Fixed Assets                                                0            0
                                                   ----------   ----------
Other Assets                                                0            0
                                                   ----------   ----------
    TOTAL ASSETS                                   $        0   $       24
                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2000        1999
                                                   ----------   ----------
Current Liabilities
     Cash overdraft                                $      667   $        0
     Accrued Interest                                     494        3,830
                                                   ----------   ----------
Total Current Liabilities                               1,161        3,830
                                                   ----------   ----------
Long-term Liabilities
     Officers' Loans                                   18,800       72,791
                                                   ----------   ----------
  Total Liabilities                                    19,961       76,621
                                                   ----------   ----------
Stockholders' Equity:
     Common stock, $.001 par value; authorized
      200,000,000 shares; 12,779,924 shares
      issued and outstanding in 2000 and
      1,869,081 shares in 1999                         12,780        1,869
     Capital Paid in Excess of Par Value              166,420       68,223
     Accumulated deficit during the
      development stage                              (199,161)    (146,689)
                                                   ----------   ----------
     Total stockholders' Equity (Deficit)             (19,961)     (76,597)
                                                   ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $        0   $       24
                                                   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                           PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
          FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2000 AND 1999,
        AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JULY 31, 2000
                                 (UNAUDITED)

                                                                                            Inception
                                          Three Months ended       Nine Months ended       Oct. 28, 1983
                                                July 31,                 July 31,               to
                                           2000        1999          2000         1999      July 31, 2000
                                        ----------  ----------    ----------   ----------   ----------
REVENUE                                 $        0  $        0    $        0   $        0   $   66,249
                                        ----------  ----------    ----------   ----------   ----------
COST AND OPERATING EXPENSES                  7,923      14,473        39,677       53,682      277,195
                                        ----------  ----------    ----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS               (7,923)    (14,473)      (39,677)     (53,682)    (210,946)
                                        ----------  ----------    ----------   ----------   ----------
OTHER INCOME (EXPENSES)
  Other Income                                   0           0             0            0        1,250
  Interest Expenses                           (395)     (1,666)       (3,613)      (3,544)      (9,311)
                                        ----------  ----------    ----------   ----------   ----------
  Total Other Income (Expenses)               (395)     (1,666)       (3,613)      (3,544)      (8,061)
                                        ----------  ----------    ----------   ----------   ----------
INCOME (LOSS) BEFORE TAXES                  (8,318)    (16,139)      (43,290)     (57,226)    (219,007)

PROVISION FOR INCOME TAXES                       0           0             0            0            0
                                        ----------  ----------    ----------   ----------   ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM        (8,318)    (16,139)      (43,290)     (57,226)    (219,007)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0             0            0       81,209
                                        ----------  ----------    ----------   ----------   ----------
NET INCOME (LOSS)                           (8,319)    (16,139)      (43,290)     (57,226)    (137,798)

ACCUMULATED DEFICITS
  BEGINNING OF PERIOD(S)                  (190,843)   (130,550)     (155,871)     (89,463)           0
  Adjustments -
    Acquisition of Subsidiary                    0           0             0            0      (38,146)
    Issuance of stocks in lieu of salaries,
     services and consultants                    0           0             0            0      (23,217)
                                        ----------  ----------    ----------   ----------   ----------
ENDING OF PERIOD(S)                     $ (199,161) $ (146,689)   $ (199,161)  $ (146,689)  $ (199,161)
                                        ==========  ==========    ==========   ==========   ==========
NET LOSS PER SHARE                      $    (.001) $    (0.01)   $    (.005)  $    (0.03)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                             12,779,924   1,869,081     7,930,660    1,869,081
                                        ==========  ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                               PPI CAPITAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
          AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JULY 31, 2000
                                    (UNAUDITED)


                                                                 Inception
                                                                Oct. 28, 1983
                                               July 31,              to
                                           2000        1999     July 31, 2000
                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (43,290) $  (57,226) $ (137,798)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0     (81,209)
   Increase in Accounts Payable             (3,384)       (600)          0
   Increase in Accrued Interest              3,613       3,544       9,311
                                        ----------  ----------  ----------
  Net cash (used) by
   operating activities                    (43,061)    (54,282)   (209,696)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0     (38,146)
 Liquidation of PPLI                             0           0      81,209
                                        ----------  ----------  ----------
 Net cash provided by
  investing activities                           0           0      43,063
                                        ----------  ----------  ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0      46,875
 Net Proceeds from Officers' Loan           42,149      53,056     119,091
                                        ----------  ----------  ----------
 Net cash provided by
  financing activities                      42,149      53,056     165,966
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH               (912)     (1,226)       (667)

CASH AT BEGINNING OF PERIOD(S)                 245       1,250           0
                                        ----------   ---------- ----------
CASH AT END OF PERIOD(S)                $     (667)  $      24  $     (667)
                                        ==========   ========== ==========
SUPPLEMENTAL DISCLOSURE:
 Interest paid                          $        0   $       0  $        0
                                        ==========   ========== ==========
 Taxes paid                             $        0   $       0  $        0
                                        ==========   ========== ==========

 Schedule of Non Cash Investing and Financing Activities:
   In March 2000, the Company converted $100,291 officers' loan plus accrued interest of $8,817 into 10,910,843 shares of common stock.


The accompanying notes are an integral part of these financial statements.

                            PPI CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED JULY 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the Opinion of the management of PPI Capital Group, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2000 and 1999, and the results of operations for the three and nine months ended July 31, 2000 and 1999, and for the period from Inception October 28, 1983 to July 31, 2000, and cash flows for the nine months ended July 31, 2000 and 1999, and for the period from inception October 28, 1983 to July 31, 2000. Interim results are not necessarily indicative of results for a full year.

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

Fixed Assets
------------
As of July 31, 2000, the Company does not maintain or control any fixed assets.

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

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO FINANCIAL STATEMENTS (continued)
             FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

NOTE 2 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of July 31, 2000 and 1999, the outstanding balance was $18,800 and $72,791, respectively. The accrued interest on the notes was $494 and $3,830, respectively. The borrowings are due on demand and bear interest at ten percent per annum.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $130,550 since inception, and as of July 31, 2000, the Company has a working capital deficiency of $1,161 and a net worth deficit of $19,961. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

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

     (1) May 24, 2000, Item 5. Other Event
     (2) June 5, 2000, Item 5. Other Event

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PPI CAPITAL GROUP, INC.
                                      [Registrant]

Dated: September 18, 2000             By /S/ Mark A. Scharmann, President
                                      and Director