Form 10KSB
period 2000-10-31
PPI CAPITAL GROUP INC
filed 2001-01-29
CIK 1065191

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       October 31, 2000
                                     ----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          0-25449
                                                   -------
                            PPI CAPITAL GROUP, INC.
                         ----------------------------
              (Exact name of registrant as specified in charter)

           UTAH                              87-0401453
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1661 Lakeview Circle, Ogden, Utah                           84403
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  399-3632
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
------------------------------
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that PPI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
(2)  Yes [X]  No  [ ]

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

  Based on the average bid and asked prices of the common stock at January 25, 2001, of $.296875 share, the market value of shares held by nonaffiliates would be approximately $249,632.

  As of January 25, 2001, PPI had 15,020,000 shares of common stock issued and outstanding.

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

Business in General
-------------------
(a) Past Business Activities
----------------------------
PPI Capital Group, Inc. ("PPI") was incorporated on October 28, 1983, under the name Destiny Express, Incorporated ("Destiny"), in the state of Utah. Destiny underwent a name change in November 1985 to Psychological Health Care, Inc. ("PHCI"). PHCI was in the business of contracting for and providing psychological services and counseling to employees of corporations and in presenting seminars and training sessions on numerous subjects. PHCI discontinued all operations effective September 30, 1987.

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

By the end of 1989, Pain Prevention, Inc. (Illinois) discontinued all operations. Neither Pain Prevention, Inc. (Illinois) nor PPI have had any subsequent operations.

In June 1997, PPI entered into an Agreement and Plan of Reorganization and Corporation Separation (the "Agreement")to transfer 3,200,000 issued and outstanding shares of common stock in Pain Prevention, Inc. (Illinois) to Meridian Enterprises, Inc., a Delaware corporation, in consideration for the assumption by Meridian Enterprises, Inc., of any and all obligations owing to Ronald J. Stauber, Inc., a law corporation, for legal services performed in relation to the Agreement. At the time of the Agreement, the total issued and outstanding shares of Pain Prevention, Inc. (Illinois) consisted of 4,000,000 shares of common stock par value $0.00175, owned by two shareholders, Meridian Enterprises, Inc., and PPI. The Agreement was entered into by and between PPI, Gregory Jess Halpern, its controlling shareholder, and Meridian Enterprises, Inc. The obligations owing were those of Pain Prevention, Inc. (Illinois) and not those of PPI.

In November, 1997, Pain Prevention, Inc. (Illinois), changed its name to PPI Capital Corp., and its state of domicile from Illinois to Utah. On November 15, 1997, PPI distributed the balance of 800,000 shares of Pain Prevention, Inc. (Illinois)(now "PPI Capital Corp.") common stock to its shareholders pro rata. The business purpose for the common stock distribution was to eliminate from PPI the minimal assets and contingent liabilities, if any, of Pain Prevention, Inc. (Illinois). Because PPI had no interest or intention of pursuing any business purpose through PPI Capital Corp., the board of directors felt it was in the best interest of PPI and its shareholders to distribute its remaining shares directly to its shareholders, Any benefit from any subsequent operations of PPI Capital Corp. will go directly to the shareholders. As indicated in the Agreement, Gregory Jess Halpern waived the right to receive any distribution owed to him.

In May 1998, Gregory Jess Halpern sold 12,980,831 shares of PPI's common stock, which amount represented approximately 75.47% of the total 17,198,707 issued and outstanding shares, to Mark Scharmann for $40,000. In connection with the sale of controlling interest, Mr. Halpern resigned as an officer and director, and Karen Stefanczyik and Earl Kohn resigned as directors. Mark Sharmann was appointed President and Director, Dave Knudson was appointed Vice-President and Director, and Dan Price was appointed Secretary and Director.

The new Board proposed a recapitalization that provided a 10 for 1 reverse split of the issued and outstanding shares, and a name change to PPI Capital Group, Inc. The reorganization was proposed to reduce the number of outstanding shares in order to make PPI more attractive as a potential merger or acquisition candidate. The name change was implemented to make PPI's name more generic and less representative of its former business operations. The proposals were approved in a special shareholders meeting on June 1, 1998. PPI has no affiliation with PPI Capital Corp.

(b)  Abandoned Proposed Acquisition
-----------------------------------
On May 18, 2000, PPI signed a letter of intent to acquire 100% of the outstanding common stock of Utilicom, Inc. (doing business as UC Wireless), Santa Barbara, California, for newly-issued shares of capital stock of the Company. The terms of the letter of intent and the press release issued by the Company in connection with the proposed transaction were filed with the Commission in a Current Report on Form 8-K, dated May 18, 2000. After conducting its due diligence on Utilicom, Inc., PPI's management decided not to proceed with the proposed acquisition and negotiations ceased.

(c)  Current Business Activities
--------------------------------
PPI is a "shell" company and its business purpose has been to locate and consummated a merger or acquisition with a private entity. PPI's business activities classify it as a "blank check" company. Therefore, PPI faces all the risks interest in any new business, together with those risks specifically inherent in the search for an acquisition of business opportunities.

PPI has been seeking potential business acquisition or opportunities to enter in an effort to commence business operations. PPI does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. PPI has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as PPI has only limited resources, it may be difficult to find good opportunities. There can be no assurance that PPI will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to PPI's shareholders. PPI will select any potential business opportunity based on management's business judgment.

The current activities of PPI are subject to several significant risks which arise primarily as a result of the fact that PPI has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of PPI's shareholders. The risks faced by PPI are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Because PPI has no assets and no recent operating history, in the event PPI does successfully acquire or merge with an operating business opportunity, it is likely that PPI's present shareholders will experience substantial dilution and there will be a probable change in control of PPI.

Any target acquisition or merger candidate will become subject to the same reporting requirements as PPI upon consummation of any such business combination. Thus, in the event that PPI successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Sources of Business Opportunities
---------------------------------
PPI intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the PPI's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, PPI will most likely have to rely on outside sources, not otherwise associated with PPI, that will accept their compensation only after PPI has finalized a successful acquisition or merger. To date, PPI has not engaged nor entered into any discussions, negotiations, agreements nor understandings regarding retention of any consultant to assist PPI in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

PPI does not intend to restrict its search to any specific kind of industry or business. PPI may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which PPI may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that PPI could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------
Once PPI has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of PPI's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, PPI will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to PPI and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because PPI has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to PPI may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------
Presently, PPI cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which PPI participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of PPI and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation.

PPI may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, PPI does not intend to participate in opportunities through the purchase of minority stock positions.

Because of PPI's current status and recent inactive status for the prior 11 years, and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of PPI's existing shareholders. There will probably be a change in control of PPI, with the incoming owners of the targeted merger or acquisition candidate taking over control of PPI. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of PPI's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that PPI would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of PPI's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time.

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of PPI's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to PPI's Board of Directors.

On May 1, 1999, PPI entered into a Master Promissory Note with Mark A. Scharmann, PPI's President, CEO and majority shareholder, to loan PPI up to $120,000. The Master Promissory Note bears interest at 10% per annum and, at the election of Mr. Scharmann, may be converted to shares of PPI's common stock at a rate of one share for each $0.01 of outstanding principal and interest.

Outside of the Master Promissory Note with Mr. Scharmann, in the event that PPI does need to raise additional capital, it would most likely have to rely on the private sale of its securities or loans from its other officers and directors. Except for the Master Promissory Note, there are no preliminary agreements or understandings between PPI and its officers and directors or affiliates or lending institutions with respect to any such loan agreements, nor has PPI identified the criteria that it may use in determining whether to seek such loans. Any funds borrowed by PPI through the Master Promissory Note or any other loan source would not be utilized by PPI to make payments to PPI's promoters, management, or their affiliates or associates, except for the reimbursement of expenses paid on behalf of PPI, upon presentation to PPI of appropriate invoices or other documentation evidencing such payments.

Any private sale of securities would be limited to persons exempt under the Commission's Regulation D or other rule or provision for exemption, if any applies. However, no private sales are contemplated by PPI's management at this time, and, except for the possible conversion of debt under the Master Promissory Note by Mr. Scharmann, there are no plans, proposals, arrangements or understandings with respect to the sale or issuances of additional securities by PPI prior to the location of an acquisition or merger candidate. If a private sale of PPI's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to PPI. However, there can be no assurance that PPI will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to PPI.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of PPI, may be paid to persons instrumental in facilitating the transaction. PPI has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person.

It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a preexisting contract; in such case, PPI may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of PPI's shareholders.

Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of PPI would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to PPI so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and PPI would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that PPI would acquire or merge with a business entity in which any affiliates of PPI have an interest and no present potential for such a merger or acquisition exists. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. If such an opportunity arose, however, PPI would not seek to obtain an independent appraisal of the value of the business or company with which the related party transaction was contemplated. In that case, management's ability to effectively evaluate such a non-arms length transaction might be compromised, and any remedy available to dissenting shareholders in such a transaction would most likely be prohibitively expensive and time consuming. None of PPI's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders
----------------------
It is presently anticipated by management that prior to consummating a possible acquisition or merger, PPI will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose. Section 16-10a-704 of the Utah Revised Business Corporation Act provides that any action which may be taken at any annual or special meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holder of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

A shareholder's meeting is normally the most expeditious procedure for obtaining shareholder approval. Because PPI is subject to Section 14 of the Exchange Act, PPI intends to send notice to the shareholders requesting their approval of the terms of a proposed transaction. In the notice of such a shareholder's meeting and information/proxy statement, PPI will provide shareholders full and fair disclosure concerning the potential acquisition of the merger candidate as required under Section 14.

Competition
-----------
Because PPI has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. PPI is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. PPI will be in direct competition with these other public companies in its search for business opportunities and, due to PPI's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------
As of the date hereof, PPI does not have any employees and has no plans for retaining employees until such time as PPI's business warrants the expense, or until PPI successfully acquires or merges with an operating business. PPI may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------
PPI is currently using as its principal place of business the personal residence of its President and Director located in Ogden, Utah. Although PPI has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, PPI will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, PPI lacks any basis for determining the kinds of office space or other facilities necessary for its future business. PPI has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and PPI's principal offices may be transferred to such existing facilities.

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of PPI during the fourth quarter of the fiscal year ended October 31, 2000.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth, for the respective periods indicated, the prices for PPI's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. PPI's common stock was cleared for quotations on the OTCBB in January 2000 under the symbol "PPIK". The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended October 31, 2000
----------------------------------
First Quarter                                   0.25          0.0375
Second Quarter                                  0.25          0.0375
Third Quarter                                   0.531         0.26
Fourth Quarter                                  0.46          0.26

Fiscal Year Ended October 31, 1999
----------------------------------
First, Second, Third, and Fourth Quarter        N/A           N/A

Fiscal Year Ended June 30, 1998
-------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A

At January 25, 2001, PPI's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.21875 and $0.375, respectively.

Since its inception, PPI has not paid any dividends on its Common Stock, and PPI does not anticipate that it will pay dividends in the foreseeable future. At January 25, 2001, PPI had approximately 130 shareholders of record based on information provided by PPI's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. PPI is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of PPI or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about PPI and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Plan of Operation
-----------------
In May 1999, PPI entered into a master promissory note with its President to loan PPI up to $120,000 for use as working capital. The master promissory note bears interest and at 10% per annum and supercedes previous notes issued by PPI to Mark A. Scharmann, PPI's President. On March 9, 2000, PPI's board of directors approved the issuance of 10,910,843 shares of the PPI's common stock to Mr. Scharmann, in exchange for the conversion of $109,108.43 in principle and accrued interest pursuant to the terms of the master promissory note between the Company and Mr. Scharmann, dated May 1, 1999. On September 29, 2000, PPI issued an additional 2,220,076 shares of its common stock to Mr. Scharmann in exchange for the conversion of $22,201 in principal and accrued interest. At October 31, 2000, PPI owed $9,033 in principal and $47 in accrued interest under the master promissory note.

Other than the balance of funds available under master promissory note PPI has no other financing means in place and unless PPI is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about PPI's ability to continue as a going concern.

In the opinion of management, inflation has not and will not have a material effect on the operations of PPI until such time as the PPI successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on PPI as it relates to its business and operations following a successful acquisition or merger.

During the next twelve months, PPI's officers and directors will contact business brokers, consultants, and other business professionals in an effort to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in
Item 1 above. Because PPI lacks funds, it may be necessary for the officers and directors to either advance funds to PPI or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. PPI's directors may receive compensation for services provided to PPI until such time as an acquisition or merger can be accomplished. However, if PPI engages outside advisors or consultants in its search for business opportunities, it may be necessary for PPI to attempt to raise additional funds. As of the date hereof, PPI has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

In the event PPI does need to raise capital most likely the only method available to PPI would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that PPI will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to PPI.

PPI does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of PPI are set forth immediately following the signature page to this form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

PPI has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                  PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of PPI's executive officers and directors and the positions held by each of them are set forth below:

Name                                       Position
----                                       --------
Mark A. Scharmann                          President and Director
David Knudson                              Vice President and Director
Dan O. Price                               Secretary/Treasurer and Director

The term of office of each director is one year and until his successor is elected at PPI's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers and directors are acting on behalf of or will act at the direction of another person. The officers and directors of PPI are considered to be the only promoters of PPI.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to each of PPI's officers and directors.

Mark A. Scharmann, age 42, has been president of PPI since May 1998. Mr. Scharmann had been vice-president and a director of PPI since February 1997. Since 1979, Mr. Scharmann has been the principal owner of Troika Capital, Inc., Ogden, Utah, a financial consulting company.

David Knudson, age 41, has been the vice-president of PPI since May 1998. Mr. Knudson had been secretary/treasurer of PPI since February 1997. From September 1994 to June 1996, Mr. Knudson was an adjunct professor of Computer Information Systems at Weber State University, Ogden, Utah. Since 1985, Mr. Knudson has been the principal of Twelve O Eight, a business and computer consulting company, located in Layton, Utah.

Dan O. Price, age 45, has been secretary/treasurer and a director of PPI since May 1998. Since February 1993, Mr. Price has served as vice president for corporate development of Troika Capital, Inc., Ogden, Utah, a financial consulting company. Since October 1998, Mr. Price has also been working as an evaluator at Learning Technics, Kirkland, Washington.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Management of PPI believes that all required reports regarding the reporting of securities transactions by directors and executive officers of PPI have been filed with the Securities and Exchange Commission.

                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of PPI's last three completed fiscal years to PPI's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 2000, the end of PPI's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------

Mark Scharmann      2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President and CEO   1999  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


PPI has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Except as noted below, PPI has not paid any salaries or other compensation to its officers, directors or employees for the years ended October 31, 2000, 1999 and 1998, nor at any time during 2000, 1999 or 1998. Further, PPI has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. During the fiscal year ended October 31, 1998, PPI paid Dan Price, its Secretary/Treasurer, $465.00 for book keeping and other temporary services he provided. It is intended that PPI's directors may not be compensated for services provided to PPI until such time as an acquisition or merger can be accomplished. As of the date hereof, no person has accrued any compensation from PPI, other than converting funds advanced to PPI into shares of Common Stock of PPI or accepting shares of the Common Stock of PPI as reimbursement for funds advanced or expenses paid on behalf of PPI.

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

Pension Table
-------------
     Not Applicable.

Other Compensation
------------------
     None.

Bonuses and Deferred Compensation
---------------------------------
     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of PPI's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 15,020,000 shares of PPI's common stock outstanding at March 7, 2000, based on PPI's transfer agent's list, and the names and number of shares held by each of the PPI's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership(1)         of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Scharmann         14,179,001    Direct              94.40
           1661 Lakeview Circle
           Ogden, UT  84403

Officers and Directors
----------------------
Common     Mark A. Scharmann, President
            and Director                      -------See Above-------
Common     David Knudson, Vice              133    Direct               0.00
            President and Director
Common     Dan O. Price, Secretary/           0    Direct               0.00
            Treasurer and Director
                                     ----------                        -----
All Officers, Directors, and
 Nominees as a Group (3 Persons)     14,179,134    Direct              94.40
                                     ==========                        =====

(1) Each person has sole investment and sole voting power over the listed shares.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mark A. Scharmann, an officer and director of PPI has loaned money to PPI during the year ended October 31, 2000 The loans are unsecured, bear interest at a rate of 10% per annum and have no maturity date. At October 31, 2000 the balance of principal of $9,033 and accrued interest of $47.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                               16
Balance Sheet as of October 31, 2000 and 1999                              17
Statements of Operations and Accumulated Deficit for the years ended
 October 31, 2000 and 1999, and the period from Inception (October 28,
 1983) to October 31, 2000                                                 18
Statement of Stockholders' Equity (Deficit) for the period from
 Inception (October 28, 1983) to October 31, 2000                          19
Statements of Cash Flows for the years ended October 31, 2000 and 1999
 and the period from Inception (October 28, 1983) to October 31, 2000      20
Notes to Financial Statements                                              21

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document
-------  ---------  -----------------
None.

 (b) Reports on Form 8-K.  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of PPI and in the capacities and on the dates indicated:

                                      PPI CAPITAL GROUP, INC.


Date: January 26, 2001                By /S/ Mark A. Scharmann, President and
                                             Director

Date: January 26, 2001                By /S/ David Knudson, Vice President and
                                             Director

Date: January 26, 2001                By /S/ Dan O. Price, Secretary/Treasurer
                                             and Director

                           Harold Y. Spector
                       Certified Public Accountant
                     80 South Lake Avenue, Suite 723
                       Pasadena, California 91101


                      Independent Auditor's Report

To the Board of Directors and Stockholders of PPI Capital Group, Inc.

I have audited the accompanying balance sheets of PPI Capital Group, Inc., a Utah corporation in the development stage, (FKA Pain Prevention, Inc.) as of October 31, 2000 and 1999, and the related statements of operations and accumulated deficit, stockholders' equity, and cash flows for the years then ended and for the period from Inception October 28, 1983 to October 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of PPI Capital Group, Inc. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from Inception October 28, 1983 to October 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered significant operating losses since inception and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Harold Y. Spector
Pasadena, CA
January 25, 2001

                           PPI CAPITAL GROUP, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS
                         October 31, 2000 and 1999

                                  ASSETS
                                                       2000        1999
                                                   ----------   ----------
                                                                (Restated)
Current Assets
  Cash                                             $        0   $      245
                                                   ----------   ----------
Fixed Assets                                                0            0
                                                   ----------   ----------
Other Assets                                                0            0
                                                   ----------   ----------
    TOTAL ASSETS                                   $        0   $      245
                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities
     Cash (Overdraft)                              $      615   $        0
     Accounts Payable                                  11,534        3,384
     Accrued Interest                                      47        5,598
                                                   ----------   ----------
     Total Current Liabilities                         12,196        9,082
                                                   ----------   ----------

Long-term Liabilities Officers' Loans                   9,033       76,942
                                                   ----------   ----------
  Total Liabilities                                    21,229       86,024
                                                   ----------   ----------

Stockholders' deficit:
     Common stock $.001 par value; authorized
      200,000,000 shares; 15,020,000 and
      and 1,889,081 shares issued and
      outstanding in 2000 and 1999                     15,020        1,889
     Capital Paid in Excess of Par Value              186,381       68,203
     Accumulated deficit during the
      development stage                              (222,630)    (155,871)
                                                   ----------   ----------
     Total stockholders' Deficit                      (21,229)     (85,779)
                                                   ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $        0   $      245
                                                   ==========   ==========

The accompanying notes are an integral part of these financial statements

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                For the years ended October 31,2000 and 1999
     and the period from Inception October 28, 1983 to October 31, 2000

                                                                 Inception
                                                                Oct. 28, 1983
                                              October 31,            to
                                           2000        1999     Oct. 31, 2000
                                        ----------  ----------  ----------
                                                    (Restated)

REVENUE                                 $        0  $        0  $   66,249
                                        ----------  ----------  ----------
COST AND OPERATING EXPENSES                 62,760      60,996     300,278
                                        ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS              (62,760)    (60,996)   (234,029)
                                        ----------  ----------  ----------
OTHER INCOME (EXPENSES)
  Other Income                                   0           0       1,250
  Interest Expenses                         (3,999)     (5,412)     (9,697)
                                        ----------  ----------  ----------
  Total Other Income (Expenses)             (3,999)     (5,412)     (8,447)
                                        ----------  ----------  ----------
INCOME (LOSS) BEFORE TAXES                 (66,759)    (66,408)   (242,476)

PROVISION FOR INCOME TAXES                       0           0           0
                                        ----------  ----------  ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM       (66,759)    (66,408)   (242,476)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0      81,209
                                        ----------  ----------  ----------
NET INCOME (LOSS)                       $  (66,759) $  (66,408) $ (161,267)
                                        ==========  ==========  ==========

NET LOSS PER SHARE                      $     (.01) $     (.04)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              9,532,989   1,889,081
                                        ==========  ==========


The accompanying notes are an integral part of these financial statements

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
     For the period from Inception October 28, 1983 to October 31, 2000

                                                                          Paid
                                                           Common          in         Accumulated
                                             Shares         Stock        Capital        Deficit       Total
                                          ------------  ------------  ------------  -------------  ------------
Balance at Inception October 28, 1983                0  $          0  $          0  $           0  $          0

Original issuance of common stocks           7,500,000         7,500        25,487        (41,602)       (8,615)

Capital Contributed                                                         15,000                       15,000

Issuance of common stocks for Pain
 Prevention, Inc. (Illinois corporation)    37,031,250        37,031       (37,031)                           0

Issuance of common stocks for
 commission fee                              2,343,750         2,344                                      2,344

Paid-in Capital adjustment                                                  (3,456)         3,456             0

Net Loss during the period                                                                (89,938)      (89,938)
                                          ------------  ------------  ------------  -------------  ------------

Balance at March 31, 1989                   46,875,000  $     46,875  $          0  $    (128,084) $    (81,209)

Reverse stock split 1 to 3.75              (34,375,000)

Issuance of stocks in lieu of salaries,
 services and consultants                    6,191,271        23,217                      (23,217)            0

Liquidation of PPI                                                                        81,209        81,209

Net Loss from Mar. 31, 1989 to
 October 31, 1997                                                                               0             0
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1997                 18,691,271  $     70,092  $          0  $     (70,092) $          0

Reduce par value to $.0001                                   (68,223)       68,223                            0

Reverse stock split 1-for-10               (16,822,190)                                                       0

Net Loss for the period                                                                   (19,371)      (19,371)
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1998                  1,869,081  $      1,869  $     68,223  $     (89,463) $    (19,371)

Net Loss for the period                                                                   (66,408)      (66,408)
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 1999                  1,869,081  $      1,869  $     68,223  $    (155,871) $    (85,779)

Issuance of common stock for
Reorganization                                  20,000            20           (20)                           0
                                           -----------  ------------  ------------  -------------  ------------
Balance at October 31, 1999 restated         1,889,081  $      1,889  $     68,203  $    (155,871) $    (85,779)

Issuance of common stock for Notes Payable  10,910,843        10,911        98,197                      109,108

Issuance of common stock for Notes Payable   2,220,076         2,220        19,981                       22,201

Net Loss for the period                                                                   (66,759)      (66,759)
                                          ------------  ------------  ------------  -------------  ------------
Balance at October 31, 2000                 15,020,000  $     15,020  $    186,381  $    (222,630) $    (21,229)
                                          ============  ============  ============  =============  ============

The accompanying notes are an integral part of these financial statements

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                For the years ended October 31, 2000 and 1999, and the period from Inception October 28, 1983 to October 31, 2000

                                                                 Inception
                                                                Oct. 28, 1983
                                              October 31,            to
                                           2000        1999     Oct. 31, 2000
                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (66,759) $  (66,408) $ (161,267)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0     (81,209)
   Increase (Decrease) in:
   Accounts Payable                          8,150       2,784      11,534
   Accrued Interest                          3,999      (5,412)      9,697
                                        ----------  ----------  ----------
  Net cash (used) by
   operating activities                    (54,610)    (58,212)   (221,245)
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0     (38,146)
 Liquidation of PPLI                             0           0      81,209
                                        ----------  ----------  ----------
 Net cash provided by
  investing activities                           0           0      43,063
                                        ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0      46,875
 Net Proceeds from Officers' Loan           53,750      57,207     130,692
                                        ----------  ----------  ----------
 Net cash provided by
  financing activities                      53,750      57,207     177,567
                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH               (860)     (1,005)       (615)

CASH AT BEGINNING OF PERIOD(S)                 245       1,250           0
                                        ----------   ---------- ----------
CASH (Overdraft) AT END OF PERIOD(S)    $     (615)  $   1,250  $     (615)
                                        ==========   ========== ==========
SUPPLEMENTAL DISCLOSURE:
 Interest paid                          $        0   $       0  $        0
                                        ==========   ========== ==========
 Taxes paid                             $        0   $       0  $        0
                                        ==========   ========== ==========

NONCASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
   Conversion of debt of $121,659 and accrued interest of $9,650 for equity.



The accompanying notes are an integral part of these financial statements

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                 For the years ended October 31,2000 and 1999

NOTE 1 - GENERAL

PPI Capital Group, Inc.(the "Company") was incorporated under the laws of the state of Utah on October 28, 1983. The Company elected the fiscal year ended on October 31st.

The Company had been engaged in the business of contracting for and providing psychological services and counseling to employees of corporations. Effective November 30, 1989, the Company discontinued all operations. Presently, the Company has no operations. The Company is considered a development state company as defined under Financial Accounting Standards Board ("FASB") Statement No. 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Statement of Cash Flows
-----------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
All financial instruments are carried at amounts that approximate estimated fair value.

Fixed Assets
------------
As of October 31, 2000, the Company does not maintain or control any fixed assets.

Income Taxes
------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement ("SFAS") No. 109. "Accounting For Income Taxes" (SFAS No. 109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncement
-------------------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

NOTE 3 - NOTE PAYABLE - RELATED PARTY

The costs and expenses associated with the Company's operations have been paid by the president of the Company. The borrowings are unsecured and due on demand, and bear interest at ten percent per annum. As of October 31, 2000 and 1999, the outstanding balance of the notes was $9,033 and $76,942, respectively. The accrued interest on note was $47 and $5,698, respectively.

Interest charged to the note for the year ended October 31, 2000 and 1999 was $3,999 and $5,412, respectively.

NOTE 4 - COMMON STOCK TRANSACTION

On March 9, 2000, the Company issued 10,910,843 shares of common stock for a reduction of related party notes payable of $100,291 plus accrued interest of $8,817.

On September 29, 2000, the Company issued 2,220,076 shares of common stock to reduce the related party notes payable of $21,367 plus accrued interest of $834.

NOTE 5 - PROVISION FOR INCOME TAXES

No provision for income taxes was provided in the accompanying statement of operations. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

As of October 31, 2000, the Company had approximately $161,267 net operating loss carryforward to reduce future taxable income. To the extent not utilized, the NOL carryforward will begin to expire in 2013. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at October 31:

                                              2000     1999
                                              ----     ----
Net Federal Operating Loss                 $54,831  $32,133
                                           (54,831) (32,133)
                                           -------  -------
Net deferred tax assets                    $     0  $     0
                                           =======  =======

However, the Company did not file any income tax return since reorganization, it is not a tax compliance.

                         PPI CAPITAL GROUP, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for the years ended October 31, 2000 and 1999 was $0.01 and $0.03, respectively. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.

NOTE 7 - PRIOR YEAR ADJUSTMENT

An understatement of the 1999 reported number of shares outstanding was discovered during this year. Correction of this error resulted in an increase of previously reported Common Stock at October 31, 1999 amounting to $20, and a decrease of previously reported Paid-in Capital to the same amount. This error has no effect on the previously reported Retained Earnings for year ended October 31, 1999 or on current year.

NOTE 8 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $161,267 since inception, and as of October 31, 2000, the Company has a working deficiency of $12,196 and net worth deficit of $21,229. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

As disclosed in Note 4 to the financial statements, the Company converted notes payable and accrued interest, aggregate of $131,309, into common stock. Management intends to seek, investigate, and, if warranted, effect a business combination with an existing, unidentified privately held company or entity, in the interim, it has committed to meeting the Company's minimal operating expenses. The company continued existence depends on its ability to meet its financial statements do not include any adjustments that might result from the outcome of this uncertainty.