Form 10QSB
period 2001-01-31
PPI CAPITAL GROUP INC
filed 2001-03-22
CIK 1065191

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    January 31, 2001

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          15,020,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of January 31, 2001

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

                            PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                               JANUARY 31, 2001


                                    ASSETS


Current Assets
     Cash                                          $      360
                                                   ----------
Fixed Assets                                                0
                                                   ----------
Other Assets                                                0
                                                   ----------
    TOTAL ASSETS                                   $      360
                                                   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                   6,352
     Accrued Interest                                     394
                                                   ----------
     TOTAL CURRENT LIABILITIES                          6,746
                                                   ----------
Long-term Liabilities
     Officers' Loans                                   24,933
                                                   ----------
  Total Liabilities                                    31,679
                                                   ----------
Stockholders' Equity:
     Common stock, $.001 par value; authorized
      200,000,000 shares; 15,020,000 shares
      issued and outstanding                           15,020
     Capital Paid in Excess of Par Value              186,381
     Accumulated deficit during the
      development stage                              (232,720)
                                                   ----------
     Total stockholders' Equity (Deficit)             (31,319)
                                                   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                            $      360
                                                   ==========

The Accompanying Notes are an Integral Part of These Financial Statements

                           PPI CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
      AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JANUARY 31, 2001


                                                                  Inception
                                                                 Oct. 28, 1983
                                              January 31,             to
                                           2001        2000      Jan. 31, 2001
                                        ----------  ----------    ----------
REVENUE                                 $        0  $        0    $   66,249
                                        ----------  ----------    ----------
COST AND OPERATING EXPENSES                  9,743      14,926       310,021
                                        ----------  ----------    ----------
INCOME (LOSS) FROM OPERATIONS               (9,743)    (14,926)     (243,772)
                                        ----------  ----------    ----------
OTHER INCOME (EXPENSES)
  Other Income                                   0           0         1,250
  Interest Expenses                           (347)     (2,106)      (10,044)
                                        ----------  ----------    ----------
  Total Other Income (Expenses)               (347)     (2,106)       (8,794)
                                        ----------  ----------    ----------
INCOME (LOSS) BEFORE TAXES                 (10,090)    (17,032)     (252,566)

PROVISION FOR INCOME TAXES                       0           0             0
                                        ----------  ----------    ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM       (10,090)    (17,032)     (252,566)

EXTRAORDINARY ITEM - LIQUIDATION                 0           0        81,209
                                        ----------  ----------    ----------
NET INCOME (LOSS)                          (10,090)    (17,032)     (171,357)

ACCUMULATED DEFICITS
  BEGINNING OF PERIOD(S)                  (225,630)   (155,871)            0
  Adjustments -
    Acquisition of Subsidiary                    0           0       (38,146)
    Issuance of stocks in lieu of salaries,
     services and consultants                    0           0       (23,217)
                                        ----------  ----------    ----------
ENDING OF PERIOD(S)                     $ (232,720) $ (172,903)   $ (232,720)
                                        ==========  ==========    ==========
NET LOSS PER SHARE                      $    (0.00) $    (0.01)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                             15,020,000   1,869,081
                                        ==========  ==========
173:

The Accompanying Notes are an Integral Part of These Financial Statements.

                               PPI CAPITAL GROUP, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
      AND THE PERIOD FROM INCEPTION OCTOBER 28, 1983 TO JANUARY 31, 2001

                                                                  Inception
                                                                Oct. 28, 1983
                                              January 31,             to
                                           2001        2000     Jan. 31, 2001
                                        ----------  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  (10,090) $  (17,032) $  (171,357)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary item - Liquidation              0           0      (81,209)
   Increase in Accounts Payable             (5,182)     (3,384)       6,352
   Increase in Accrued Interest                347       2,106       10,044
                                        ----------  ----------  -----------
  Net cash (used) by
   operating activities                    (14,925)    (18,310)    (236,170)
                                        ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Subsidiary                       0           0      (38,146)
 Liquidation of PPLI                             0           0       81,209
                                        ----------  ----------  -----------
 Net cash provided by
  investing activities                           0           0       43,063
                                        ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of common stocks         0           0       46,875
 Net Proceeds from Officers' Loan           15,900      17,850      146,592
                                        ----------  ----------  -----------
 Net cash provided by
  financing activities                      15,900      17,850      193,467
                                        ----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH                975        (460)         360

CASH AT BEGINNING OF PERIOD(S)                (615)        245            0
                                        ----------   ---------- -----------
CASH AT END OF PERIOD(S)                $      360   $    (215) $       360
                                        ==========   ========== ===========
SUPPLEMENTAL DISCLOSURE:
 Interest paid                          $        0   $       0  $         0
                                        ==========   ========== ===========
 Taxes paid                             $        0   $       0  $         0
                                        ==========   ========== ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                            PPI CAPITAL GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of PPI Capital Group, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2001, and the results of operations and cash flows for three months ended January 31, 2001 and 2000, and for the period from inception October 28, 1983 to January 31, 2001. Interim results are not necessarily indicative of results from a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain information included in the Company's audited financial statements and notes for fiscal year ended October 31, 2000.

Use of Estimates
----------------
The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

Development Stage Company
-------------------------
Presently, the Company has no operations. The Company is considered a development stage company as defined under Financial Accounting Standards Board ("FASB") Statement No. 7.

Statement of Cash Flows
-----------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition
-------------------
The Company did not conduct any business operations since March 31, 1989, and consequently, has not generated any operating revenue.

Fixed Assets
------------
As of January 31, 2001, the Company does not maintain or control any fixed assets.

Income Taxes
------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109 "Accounting For Income Taxes" (SFAS No.
109).

                            PPI CAPITAL GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of January 31, 2001 and 2000, the outstanding balance was $24,933 and $94,791, respectively. The accrued interest on the note was $394 and $7,804, respectively. The borrowings are due on demand and bear interest at ten percent per annum.

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

However, the Company id not file any income tax return since reorganization, and it is not a tax compliance.

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $171,357 since inception, and as of January 31, 2001, the Company has a working capital deficiency of $6,386 and a net worth deficit $31,319. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview
--------
PPI is considered a development stage company with no assets or capital and with no operations or income since approximately 1989. The costs and expenses associated with the preparation and filing of this report and other operations have been paid for by an officer and shareholder, more specifically Mark A. Scharmann. It is anticipated that PPI will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by Mr. Scharmann or PPI's other officers and directors in the immediate future.

In May 1999, PPI entered into a master promissory note with Mr. Scharmann to loan it up to $120,000 for use as working capital. The master promissory note bears interest and at 10% per annum and supercedes previous notes issued by PPI to Mr. Scharmann. At January 31, 2001, the master promissory note incorporated $24,933 in principle and $394 in accrued interest. Other than the balance of funds available under master promissory note PPI has no other financing means in place and unless it is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about PPI's ability to continue as a going concern.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as PPI successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on PPI as it relates to its business and operations following a successful acquisition or merger.

Forward-Looking Statements
--------------------------
This report may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 321E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this report which address activities, events or developments which PPI expects or anticipates will or may occur in the future, including such things as capital expenditures (including the amount and nature thereof), business strategy, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by PPI's management in light of its experience, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by PPI will be realized or, even if substantially realized, that they will have the expected consequence to or effects on PPI or its business.

Plan of Operation
-----------------
During the next twelve months, PPI's officers and directors will contact business brokers, consultants, and other business professionals in an effort to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because PPI lacks working capital, it may be necessary for the officers and directors to either advance funds to PPI or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. PPI's directors may receive compensation for services provided to PPI until such time as an acquisition or merger can be accomplished. However, if PPI engages outside advisors or consultants in its search for business opportunities, it may be necessary for PPI to attempt to raise additional funds. As of the date hereof, PPI has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

In the event the PPI does need to raise capital most likely the only method available to PPI would be the private sale of its securities. It is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that PPI will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to PPI.

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

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PPI CAPITAL GROUP, INC.
                                      [Registrant]

Dated: March 20, 2001                  By /S/ Mark A. Scharmann, President
                                       and Director