Form 10QSB
period 2001-04-30
PPI CAPITAL GROUP INC
filed 2001-06-19
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  April 30, 2001
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       ----------------------

                             PPI CAPITAL GROUP, INC.
              -----------------------------------------------------
              Exact name of registrant as specified in its charter)


       Utah                         0-25449                      87-0401453
  ---------------                   -------                  -------------------
  (State or other                  (Commission                 (IRS Employer
  jurisdiction of                  File Number)              Identification No.)
  Formation)


               3655 Nobel Drive, Suite 540, San Diego, CA         92122
               ------------------------------------------       ----------
               (Address of principal executive offices)         (Zip Code)



        Registrant's telephone number, including area code (858) 623-1600
                                                           --------------

          (Former name or former address, if changes since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes [X]   No [ ]


        CLASS                                 OUTSTANDING AS OF JUNE 18, 2001
    COMMON STOCK                                          11,787,981

PART I.                    PPI CAPITAL GROUP, INC.

ITEM 1.                     FINANCIAL STATEMENTS
                                (UNAUDITED)


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

                             PPI CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                 April 30, 2001


                                     ASSETS

Current Assets
   Cash                                                               $      16
                                                                      ---------

   Total Current Assets                                                      16

Fixed Assets                                                                  0

Other Assets                                                                  0
                                                                      ---------

Total Assets                                                          $      16
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts Payable                                                   $   5,902
   Accrued Interest                                                       1,086
                                                                      ---------

   Total Current Liabilities                                              6,988

Long-Term Liabilities
   Officer's Loans                                                       34,633
                                                                      ---------

   Total Liabilities                                                     41,621
                                                                      ---------

Stockholders' Deficit
   Common Stock, $0.001 par value, 200,000,000
    shares authorized, 15,020,000 shares issued
    and outstanding                                                      15,020
   Paid-in Capital                                                      186,381
   Accumulated Deficit during Development stage                        (243,006)
                                                                      ---------

   Total Stockholders' Deficit                                          (41,605)
                                                                      ---------

Total Liabilities and Stockholders' Deficit                           $      16
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                             PPI CAPITAL GROUP INC.
                         (A Devevelopment Stage Company)
                Statements of Operations and Accumulated Deficit
                                   (Unaudited)


                                             For Three Months ended           For Six Months ended
                                                    April 30,                       April 30,
                                              2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
Revenue                                   $          0    $          0    $          0    $          0

Costs and Operating Expenses                     9,594          16,828          19,337          31,754
                                          ------------    ------------    ------------    ------------

Loss from Operations                            (9,594)        (16,828)        (19,337)        (31,754)
                                          ------------    ------------    ------------    ------------

Other Income (Expenses)
  Other Income                                       0               0               0               0
  Interest Expenses                               (692)         (1,112)         (1,039)         (3,218)
                                          ------------    ------------    ------------    ------------

Total Other Income (Expenses)                     (692)         (1,112)         (1,039)         (3,218)
                                          ------------    ------------    ------------    ------------

Net Loss Before Taxes                          (10,286)        (17,940)        (20,376)        (34,972)

Provision for Income Taxes                           0               0               0               0
                                          ------------    ------------    ------------    ------------

Net Loss Before Extraordinary Item             (10,286)        (17,940)        (20,376)        (34,972)

Extraordinary Item-Liquidation                       0               0               0               0
                                          ------------    ------------    ------------    ------------

Net Loss                                       (10,286)        (17,940)        (20,376)        (34,972)

Accumulated Deficit
  Beginning Balance                           (232,720)       (172,903)       (222,630)       (155,871)
  Adjustments-
    Acquisition of Subsidiary                        0               0               0               0
    Issuance stock in lieu of salaries,
     services and consulting                         0               0               0               0
                                          ------------    ------------    ------------    ------------

  Ending Balance                          $   (243,006)   $   (190,843)   $   (243,006)   $   (190,843)
                                          ============    ============    ============    ============

Loss Per Share-Basic and Diluted          $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                          ============    ============    ============    ============

Weighted Average Number of Shares           15,020,000       9,142,976      15,020,000       5,506,029
                                          ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             PPI CAPITAL GROUP INC.
                          (A Development Stage Company)
          Statements of Operations and Accumulated Deficit (Continued)
                                   (Unaudited)


                                                                    Inception
                                                                  Oct. 28, 1983
                                                                       to
                                                                  Apr. 30, 2001
                                                                  -------------
Revenue                                                           $      66,249

Costs and Operating Expenses                                            319,615
                                                                  -------------

Loss from Operations                                                   (253,366)
                                                                  -------------

Other Income (Expenses)
  Other Income                                                            1,250
  Interest Expenses                                                     (10,736)
                                                                  -------------

Total Other Income (Expenses)                                            (9,486)
                                                                  -------------

Net Loss Before Taxes                                                  (262,852)

Provision for Income Taxes                                                    0
                                                                  -------------

Net Loss Before Extraordinary Item                                     (262,852)

Extraordinary Item-Liquidation                                           81,209
                                                                  -------------

Net Loss                                                               (181,643)

Accumulated Deficit
  Beginning Balance                                                           0
  Adjustments-
    Acquisition of Subsidiary                                           (38,146)
    Issuance stock in lieu of
     salaries, services and consulting                                  (23,217)
                                                                  -------------

  Ending Balance                                                  $    (243,006)
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                             PPI CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                         Inception
                                              For Six Months ended     Oct. 28, 1983
                                                    April 30,               to
                                                2001         2000      Apr. 30, 2001
                                             ---------    ---------    -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                   $ (20,376)   $ (34,972)     $(181,643)
  Adjustments to reconcile net loss to net
   cash used in operations:
   Extraordinary Item - Liquidation                  0            0        (81,209)
   Decrease in Accounts Payable                 (5,632)      (3,384)         5,902
   Increase in Accrued Interest                  1,039        3,218         10,736
                                             ---------    ---------      ---------

Net Cash used in Operating Activities          (24,969)     (35,138)      (246,214)
                                             ---------    ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Subsidiary                          0            0        (38,146)
  Liquidation of PPLI                                0            0         81,209
                                             ---------    ---------      ---------

Net Cash provided by Investing Activities            0            0         43,063
                                             ---------    ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Common Stock             0            0         46,875
  Proceeds from Officers' Loans                 25,600       32,900        156,292
                                             ---------    ---------      ---------

Net Cash provided by Financing Activities       25,600       32,900        203,167
                                             ---------    ---------      ---------

NET INCREASE (DECREASE) IN CASH                    631       (2,238)            16

CASH, BEGINNING OF PERIOD                         (615)         245              0
                                             ---------    ---------      ---------

CASH, END OF PERIOD                          $      16    $  (1,993)     $      16
                                             =========    =========      =========

SUPPLEMENTAL DISCLOSURES:
  Interest Paid                              $       0    $       0      $       0
                                             =========    =========      =========
  Income Taxes Paid                          $     400    $       0      $     400
                                             =========    =========      =========

   The accompanying notes are an integral part of these financial statements.

                             PPI CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of PPI Capital Group, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 30, 2001, and the results of operations for the three months and six months ended April 30, 2001 and 2000, and for the period from Inception October 28, 1983 to April 30, 2001, and cash flows for the six months ended April 30, 2001 and 2000, and for the period from Inception October 28, 1983 to April 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for fiscal year ended October 31, 2000.

Use of Estimate

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

NOTE 2 - NOTE PAYABLE-RELATED PARTY

The Company had unsecured notes payable to an officer/stockholder. As of April 30, 2001 and 2000, the outstanding balance was $34,633 and $9,550, respectively, and the related accrued interest amounted to $1,086 and $99, respectively. The borrowings are due on demand and bear interest at ten percent per annum.

                             PPI CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

No provision for income taxes was provided in the accompanying statements of operations. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

As of October 31, 2000, the Company had approximately $152,510 and $85,592 net operating loss carryforwards to reduce future federal and state taxable income, respectively. To the extent not utilized, the NOL carryforward will begin to expire through 2019. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses of $181,643 since inception, and as of April 30, 2001, the Company has a working capital deficiency of $6,972 and a net worth deficit of $41,605. Furthermore, the Company has not generated sufficient revenue to cover its operation costs.

The Company is planning to merge with a Delaware corporation (See Note 5), in the interim, it has committed to meeting the Company's minimal operating expenses. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - SUBSEQUENT EVENTS

Plan of Merger

On May 15, 2001, the Company entered into a Plan of Merger agreement with DirectPlacement.com ("DPI", a Delaware corporation) and DP Merger Corp. ("MergerSub", a Delaware corporation). MergerSub was subsequently merged with and into DPI (the "Merger"), and DPI became a wholly-owned subsidiary of the Company. The Company acquired all of the issued and outstanding shares of DPI in exchange for the Company's common stock in an exchange ratio of 1.25. Specifically, the Company issued an aggregate of 19,567,231 shares of common stock to the shareholders of DPI, of which 11,531,250 shares were surrendered for warrants exercisable for shares of the Company's common stock. The Company also issued 290,625 warrants and 1,170,250 options to the former holders of DPI.

                             PPI CAPITAL GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - SUBSEQUENT EVENTS (Continued)

Reverse Stock Split

On May 15, 2001, the Board of Directors declared a 1-for-10 reverse stock split, reducing its 15,020,000 issued and outstanding shares of common stock to 1,502,000 shares. The Board of Directors also amended its article of incorporation to maintain the par value of the stock at $0.001. The retroactive restatement of the Stockholders' Deficit section will be as follows:

Stockholders' Deficit
  Common Stock, $0.001 par value; 200,000,000
    Shares authorized, 1,502,000 shares issued
    And outstanding                                                   $   1,502
  Paid-in Capital                                                       186,381
  Accumulated Deficit during development stage                         (229,488)
                                                                      ---------

Total Stockholders' Deficit                                           $ (41,605)
                                                                      =========

Loss per share will be retroactively restated as follows:

                                     For Three Months         For Six Months
                                      ended April 30,         ended April 30,
                                     2001        2000        2001        2000
                                  ---------------------   ---------------------
Net Loss                          $ (10,286)  $ (17,940)  $ (20,376)  $ (34,972)
                                  =========   =========   =========   =========

Loss per share                    $   (0.01)  $   (0.02)  $   (0.01)  $   (0.06)
                                  =========   =========   =========   =========

Weighted average number of shares 1,502,000     914,298   1,502,000     550,603
                                  =========   =========   =========   =========


Private Placement

In June 2001, the Company also closed a private placement of 2,250,000 units and raised $27,000 in cash. Each unit consists of one share of common stock and three performance warrants at an exercise price of $0.001 per share. The warrants expire on May 31, 2011.

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

Plan of Operation
-----------------

PPI's officers and directors have contacted business brokers, consultants, and other business professionals in an effort to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. As of May 15, 2001, PPI (the "Company"), DirectPlacement.Com, Inc., a Delaware corporation ("DPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of the Company.

On the Effective Date, the holders of common stock of DPI received 1.25 shares of the Company's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of the Company based upon the Exchange Ratio. Specifically, the Company issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock, of which 11,531,250 shares of Common Stock were surrendered by certain members of DPI management immediately following the consummation of the Merger in exchange for certain Company performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange"), and (ii) the Company issued 290,625 warrants and 1,170,250 options to the former warrantholders and optionholders of DPI, respectively, at exercise prices ranging from $.80 to $1.20 per share.

In addition, Mark Scharmann, the Company's President and Chief Executive Officer, resigned as an officer and director of the Company. The other former members of management of the Company also resigned as officers of the Company. Upon consummation of the Merger, Brian M. Overstreet and Robert F. Kyle joined the two remaining members on the Company's Board of Directors. As of the Effective Date, Mr. Overstreet, Mr. Kyle and Mr. Ran Furman became the President and Chief Executive Officer, Vice President, Secretary and General Counsel, and Chief Financial Officer, respectively, of the Company.

Immediately prior to the consummation of the Merger, Mark Scharmann beneficially owned 1,455,973 shares of Common Stock, or 38.9 % of the shares of Common Stock outstanding. Following the consummation of the Merger and the Share Exchange, the former stockholders of DPI beneficially own 8,035,981 or approximately 68.2% of the 11,787,981 shares of Common Stock currently outstanding. The transaction will be accounted for using purchase accounting and has been effected on a tax-free basis to stockholders.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.


                                            PPI CAPITAL GROUP, INC.



                                            By: /s/ BRIAN M. OVERSTREET
                                               ---------------------------------
                                               Name:  Brian M. Overstreet
                                               Title: President and Chief
                                                      Executive Officer


Dated:  June 19, 2001