Form 10QSB
period 2001-06-30
PPI CAPITAL GROUP INC
filed 2001-08-14
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
--------------------------------------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

For Quarter Ended June 30, 2001       Commission File Number  0-25449
                  -------------                               -------

                             PPI CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Utah                                         87-0401453
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3655 Nobel Drive, Suite 540, San Diego, California                      92122
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code          (858) 623-1600
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

        Class                               Outstanding as of August 13, 2001
     Common Stock                                      11,925,481

                             PPI CAPITAL GROUP, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2001


                                TABLE OF CONTENTS



PART I-  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .......................................  3

          Consolidated Statements of Operations .............................  4

          Consolidated Statements of Cash Flows .............................  5

          Notes to condensed Consolidated
            Financial Statements ............................................  6


ITEM 2.    Management's Discussion and Analysis
            of Financial Condition and Results of Operations ................ 15

PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.......................... 19

ITEM 6.   Exhibits and Reports on Form 8-K .................................. 20

SIGNATURES                                                                    20

Part I.                PPI CAPITAL GROUP, INC.

Item 1.                PPI Capital Group, Inc.
                       Financial Statements (Unaudited)

                                     PPI Capital Group, Inc.
                              Consolidated Balance Sheet (Unaudited)

                                                    June 30, 2001  December 31, 2000
                                                      Unaudited        Audited
                                                     -----------    -----------

                      ASSETS
Current Assets:
  Cash                                               $   321,765    $   454,291
  Other Current Assets                                    74,624         40,065
   Total Current Assets                                  396,389        494,356

Fixed Assets, at cost:
  Equipment                                              108,550        103,134
  Computer Software                                       67,226         65,546
                                                         175,776        168,680
  Less: Accum Depreciation                               (40,740)       (25,088)

   Fixed Assets, net                                     135,036        143,592

Other Assets:
  Website Development, net of 227,819 and                703,987        624,372
    145,786, respectively
  Deferred Financing Cost, net                                --        132,709
  Other                                                   48,302         48,302

Total Assets                                         $ 1,283,714    $ 1,443,331

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued Liabilities                                $    36,513    $   168,974
  Deferred Revenues                                      128,181
   Total Current Liabilities                             164,694        168,974

Long-Term Liabilities:
  Convertible Notes Payable                                   --      1,525,000
  Note Payable - Related Party                            50,000

Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 50,000,000         $    11,788    $     1,248
  shares authorized, 11,787,981 shares issued and
  outstanding
  Additional Paid-in Capital                           3,543,512      1,068,392
  Stock Subscription Receivable                         (540,000)
  Accumulated Deficit                                 (1,946,280)    (1,320,283)
  Total Stockholders' Equity (Deficit)               $ 1,069,020    $  (250,643)

Total Liabilities and Stockholders' Equity (Deficit) $ 1,283,714    $ 1,443,331

The accompanying notes are an integral part of these financial statements

                             PPI Capital Group, Inc.
                Consolidated Statement of Operations (Unaudited)

                                        For Three Months ended          For Six Months ended
                                               June 30,                       June 30,
                                     ----------------------------    ----------------------------
                                        2001              2000           2001            2000
                                     ------------    ------------    ------------    ------------
Revenues:
  Placement Fees                     $    681,684    $     56,250    $    681,684    $    112,500
  Data Service Revenues                   161,671          26,401         234,475          35,825
Total Revenues                            843,355          82,651         916,159         148,325

Operating Expenses:
  Payroll Expenses/Commissions            581,205          99,405         777,700         159,308
  Professional Fees                       186,333          57,530         221,242          83,000
  Depreciation & Amortization              52,494          26,764          97,684          49,644
  General & Administrative                160,463         107,093         262,038         208,094
Total Operating Expenses                  980,495         290,792       1,358,664         500,046

Operating Loss                           (137,140)       (208,141)       (442,505)       (351,721)

  Interest Expense, net                   139,664          41,339         183,492          63,694
Net Loss                             $   (276,804)   $   (249,480)   $   (625,997)   $   (415,415)

Loss per Share - Basic and Diluted        ($ 0.06)        ($ 0.20)       ($  0.22)       ($  0.47)

Weighted Average Number of Shares       4,787,181       1,277,992       2,802,844         876,329

The accompanying notes are an integral part of these financial statements

                             PPI Capital Group, Inc.
                Consolidated Statement of Cash Flows (Unaudited)

                                               For Six Months ended
                                                      June 30,
                                            --------------------------
                                               2001           2000
                                            -----------    -----------
OPERATING ACTIVITIES
  Net Loss                                  $  (625,997)   $  (415,415)
  Adjustments:
  Depreciation & Amortization                    97,684         49,644
  Non Cash Operating Expenses (primarily
   professional fees and interest)              283,274         25,521
  Other Current Assets                          (34,559)           471
  Accrued Liabilities                           (22,365)        38,119
  Deferred Revenues                             128,181
Net Cash used in Operating Activities          (173,782)      (301,660)

INVESTING ACTIVITIES
  Purchase of Investments                        (3,300)
  Subsidiary Cash at Acquisition                 20,114
  Increase in Fixed Assets and Website         (168,744)      (293,217)
Development costs
Net Cash used in Investing Activities          (168,744)      (276,403)

FINANCING ACTIVITIES
  Proceeds from Notes Payable                    50,000
  Issuance of Convertible Note                1,525,000
  Issuance of Common Stock                      160,000        175,000
Net Cash provided by Financing Activities       210,000      1,700,000

Net Cash (Decrease) Increase for Period        (132,526)     1,121,937

Cash at Beginning of Period                 $   454,294    $    39,015
Cash at End of Period                       $   321,765    $ 1,160,952


The accompanying notes are an integral part of these financial statements

Noncash investing and financing activities:

During 2000, DPI issued 183,751 shares of common stock for services provided in connection with the sale of convertible notes payable

During 2001, DPI issued 540,000 shares of common stock for a subscription receivable

During 2001, the $1,525,000 convertible note and accrued interest of $165,034 converted into 1,690,034 shares of common stock

During 2001, DPI issued 800,000 shares of common stock for consulting services

                             PPI Capital Group, Inc.
                        Notes to Consolidated Statements
                             June 30, 2001 and 2000
                                   (Unaudited)

NOTE 1 - Organization and Significant Accounting Policies

Organization
------------

As of May 15, 2001, DirectPlacement, Inc. ("DPI"), PPI Capital Group, Inc., a Utah corporation ("PPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI.

On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of PPI based upon the Exchange Ratio. Following the consummation of the Merger and the Share Exchange, (as hereinafter defined) the former stockholders of DPI beneficially owned approximately 68% of the shares of Common Stock outstanding. Specifically, PPI issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock, of which 11,531,250 shares of Common Stock were surrendered by certain members of the company's management immediately following the consummation of the Merger in exchange for certain PPI performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange"), and (ii) PPI issued 346,406 warrants and 1,462,813 options to the former warrantholders and optionholders of the company, respectively, at exercise prices ranging from $.80 to $1.20 per share. The transaction was accounted for as a reverse merger (DPI has been treated as the accounting acquiror).

The primary operating unit of PPI Capital Group, Inc. is DirectPlacement, Inc., a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Its current business method centers around raising capital for middle market public companies through the use of PIPE (Private Investment in Public Entity) offerings. PIPE offerings are private placements of public company securities that are sold directly to middle market institutional investors. DPI has become a recognized authority and the leading expert in the PIPE market, largely through the use of the Company's proprietary technology and financial data.

DPI commenced operations in December 1999 with the launch of its PIPE data service, PlacementTracker.com (www.placementtracker.com). As the only web site cataloging real-time developments in the PIPE market, PlacementTracker.com has attracted over 4,000 registered members who purchase PIPE market data on the basis of a single transaction report or a single investor report or a compilation "custom report". In September 2000, DPI launched its flagship online PIPE offering site (www.directplacement.com) and has since conducted five PIPE offerings totaling $76,512,000 for middle market public companies. Despite DPI's technology and market knowledge advantages, the Company's ability to successfully source and sell PIPE transactions is based primarily on the management strength and investment banking skills of its investment banking group. All PIPE transactions are conducted through our wholly owned subsidiary, DP Securities, Inc., a member of the NASD & SIPC.

On March 1, 2000, DPI purchased all of the common stock of Midori Capital Corporation, a licensed broker-dealer, and changed the name to DP Securities, Inc. This new wholly-owned subsidiary was purchased from a related company for 300,000 shares of DPI's common stock valued at $1 per share. Results of operations have been included in the consolidated financial statements since the date of acquisition. Because the subsidiary was purchased from a related party, historical cost was used to record the transaction. The excess of purchase price over the book value of DP Securities, Inc. as of March 1, 2000 was recorded as a reduction of additional paid -in-capital.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. DPI incurred a net loss of $625,997 for the six months ended June 30, 2001, and $1,043,227 for the year ended December 31 2000. DPI had an accumulated deficit of $1,946,280 and $1,320,283 at June 30, 2001 and December 31, 2000, respectively. These conditions raise "substantial " doubt about DPI's ability to continue as a going concern. During 2000 DPI raised $1,700,000 through the sale of equities and convertible notes. DPI continues to seek additional sources of equity funding. There is no assurance that additional equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet DPI's needs.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of DPI to continue as a going concern.

Summary of Significant Accounting Policies
------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of PPI Capital Group, Inc. and its wholly owned subsidiary DirectPlacement, Inc., (which has a wholly owned subsidiary, DP Securities, Inc.). All material inter-company accounts and transactions have been eliminated.

Presentation of Interim Information
-----------------------------------

In the Opinion of the management of PPI, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in PPI's audited financial statements and notes for fiscal year ended December 31, 2000.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates.

Change in Fiscal Year
---------------------

On June 20, 2001, the Board of Directors of PPI approved the change in its fiscal year end from October 31 to December 31.

Revenue Recognition
-------------------

Revenue from placement fees represent commissions earned for brokering private placements of debt and equity instruments. Revenue from these services is recognized when earned at the time the placement closes. Data services revenue represents revenue from providing individual custom reports on a fee per report basis, which is recognized when the report is provided and from providing reports on a monthly subscription basis. Revenue from subscriptions is recognized ratably over the contractual period. Deferred revenues on the consolidated balance sheet consist of subscription revenues that have been received but not yet earned.

Income Taxes
------------

DPI recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in DPI's financial statements or tax returns. DPI currently has substantial net operating loss carryforwards. PPI has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization

Fixed Assets and Depreciation Method
------------------------------------

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. DPI uses other depreciation methods (generally accelerated) for tax purposes where appropriate.

Website development costs
-------------------------

DPI capitalizes direct costs, including payroll and related expenses, to acquire or develop software necessary for general web site operations, create content and populate databases, and to add additional functionalities and features on an ongoing bases in accordance with SOP 98-1. The costs are being amortized on a straight-line basis over a period of five years. Amortization expense was approximately $37,448 and $82,033 for the three and six months ended June 30, 2001, respectively.

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). DPI adopted SFAS 123 in 1998. DPI has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and has provided pro forma disclosures as if the fair value based method prescribed in SFAS 123 has been utilized.

Net Income (Loss) Per Common Share
----------------------------------

Net income (loss) per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of Statement of Financial Accounting Standards No. 128, "Earnings per Share."


NOTE 2 - Related Party Transactions

In connection with a loan to DPI in the aggregate principal amount of $50,000, DPI issued an unsecured promissory note payable to a company controlled by an officer/stockholder. As of June 30, 2001 and 2000, the outstanding balance was $50,000 and $0, respectively, and the related accrued interest and premiums amounted to $10,773 and $0, respectively. The note is due and payable on June 30, 2004 and bears interest at 12 percent per annum.

On June 15, 2001, DPI loaned an employee $20,000. DPI received an unsecured note from such employee. As of June 30, 2001 and 2000, the outstanding balance, including accrued interest was $20,100 and $0, respectively. The principal and interest will be forgiven if certain revenue benchmarks are met in the year ending December 31, 2001.

NOTE 3 - Leases

DPI leases an office facility and office equipment, which are accounted for as operating leases. Future minimum annual rental commitments as of June 30, 2001, were as follows:

                      2001         $         72,350
                      2002                  140,743
                      2003                  133,463
                                    ---------------
                                   $        346,556
                                    ===============

For the three and six months ended June 30, 2001, total rental expense was $37,717 and $75,880, respectively.


NOTE 4 - Stock Option Plan

DPI has a stock option plan (the "2000 stock option plan of Direct Placement, Inc."), which provides for the granting of stock options to certain employees, officers, directors and consultants. The stock options are exercisable at a price equal to the market value on the date of the grant as determined by the Board. Stock options granted under the plan are nonqualified, and vest 25% at the date of grant and continue to vest at the rate of 25% for each following year of continued relationship with DPI. Vested options may be exercised at any time before the expiration of ten years from the date of the grant. There are two million shares authorized by DPI to be issued and sold under the plan.

During 2000, DPI granted stock options to certain employees under which the employees have options to purchase shares of DPI's common stock.


DPI applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. DPI recorded $46,875 of compensation expense for options granted in 2000. Had compensation cost for DPI's stock options been determined based on their fair value at the grant dates consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," DPI's net loss would have been approximately $80,000 more than the amount reported and the net loss per share would have been approximately $0.06 more than the amount reported. The fair value of each option was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: a risk-free interest rate of 5.25%, an expected life of 4 years and no dividends during the expected term.

A summary of activity under the DPI's stock option plan is as follows:

                                                               Weighted average
                                             Number of shares   exercise price
--------------------------------------------------------------------------------
Options outstanding at December 31, 1999             -                -
   Granted (weighted average fair
   value of $0.22)                                1,053,750         $1.19
  Canceled                                          (83,750)        $1.27
  Exercised                                          -                -
  Expired                                            -                -
-------------------------------------------------------------------------------
Options outstanding at December 31, 2000            970,000         $1.18
-------------------------------------------------------------------------------

As of December 31, 2000, the stock options outstanding carried exercise prices ranging from $1.00 to $1.50 and had a weighted average remaining contractual life of 9.42 years. A total of 384,408 stock options were exercisable at that date.

During the six months ended June 30, 2001, DPI granted 350,250 options and 150,000 options were cancelled. As of June 30, 2001, after adjusting for the Exchange Ratio in the Merger, PPI had 1,462,813 options that carried exercise prices ranging from $0.80 - $1.20. A total of 445,391 stock options were exercisable at that date.

NOTE 5 - Securities Issued

PPI Capital Group, Inc.
-----------------------

As of June 1, 2001, PPI closed on the private placement of 2,250,000 units to accredited investors, each unit consisting of one (1) share of Common Stock and
(3) Performance Warrants (as hereinafter defined), in exchange for the aggregate payment of $27,000 in immediately available funds.

As of May 15, 2001, DirectPlacement, Inc. ("DPI"), PPI Capital Group, Inc., a Utah corporation ("PPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI.

On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of PPI based upon the Exchange Ratio. Following the consummation of the Merger and the Share Exchange, (as hereinafter defined) the former stockholders of DPI beneficially owned approximately 68% of the shares of Common Stock outstanding. Specifically, PPI issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock, of which 11,531,250 shares of Common Stock were surrendered by certain members of the company's management immediately following the consummation of the Merger in exchange for certain PPI performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange"), and (ii) PPI issued 346,406 warrants and 1,462,813 options to the former warrantholders and optionholders of the company, respectively, at exercise prices ranging from $.80 to $1.20 per share. The transaction was accounted for as a reverse merger (DPI has been treated as the accounting acquiror).

Immediately following the consummation of the Merger and pursuant to the terms of a Stock Exchange Agreement, Brian Overstreet, Robert Kyle and Midori USA Corporation, a corporation controlled by Mr. Overstreet, surrendered 8,071,875, 1,153,125, and 2,306,250 shares of Common Stock, respectively, in exchange for a like number of performance warrants (the "Performance Warrants"). The Performance Warrants are exercisable until May 31, 2011 at an exercise price of $.001 per share and vest based upon the satisfaction by PPI of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the Performance Warrants (the "Warrant Shares") shall vest upon
(i) PPI (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or (ii) PPI (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) PPI (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) PPI (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by PPI and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith. PPI believes the Performance Warrants have no value.

DirectPlacement, Inc.
---------------------

As of June 8, 2001, DPI closed on the private placement of 572,500 shares of common stock and 85,875 common stock purchase warrants to accredited investors, in exchange for the aggregate payment of $572,500 of which $122,500 was paid in immediately available funds and $450,000 was received by DPI in August. The warrants are exercisable for a period of 5 years at an exercise price of $1.00 per share of DPI common stock.

In connection with the exercise of 37,500 common stock purchase warrants at an exercise price of $1.00 per share, DPI issued, prior to the Effective Date, 37,500 shares of its common stock in June 2001.


NOTE 6 - 401(k) Savings Plan

DPI has a 401(k) plan to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan after 90 days of continuous employment, limited to a maximum annual amount as set periodically by the Internal Revenue Service. DPI matches 50% of employee contributions up to a maximum of 3% per year per person. All matching contributions require four years to vest.

DPI matching contributions to the Plan totaled $7,180 and $14,399 for the three and six months ended June 30, 2001, respectively.


NOTE 7 - Convertible Notes And Warrants

During 2000 the board of directors of DirectPlacement, Inc. approved the issuance of $1,600,000 of unsecured convertible promissory notes with attached warrants. On March 31, 2000, $1,525,000 of these notes was sold. The notes mature three years after issuance and carry a 10% per annum interest rate, both of which are due on maturity or earlier conversion. All payments of principal and interest shall be in common stock of DPI at $1.00 per share. Interest expense related to these notes was approximately $37,000 and $50,000 for the three and six months ended June 30, 2001, respectively.

Principal and interest automatically convert into shares of common stock at approximately $1.00 per share, depending on circumstances, upon the sale by DPI of an additional $3,000,000 in equity or securities convertible into equity.

The note purchasers received a warrant with rights to acquire company common stock equal to 15% of the face amount of the purchased note, at an exercise price of $1.00 per share. The warrants allow for the purchase at any time during the five-year term of an aggregate of 228,750 shares of DPI's common stock, which have been reserved. DPI has not assigned a value to these warrants because management estimates their fair value to be nominal.

As of December 31, 2000, none of the notes were converted to common stock and none of the warrants were exercised.

On April 30, 2001, the convertible note holders converted all of the notes and outstanding interest into 1,690,034 of common stock at $1.00 per share in accordance with the terms of the notes. In addition, 37,500 warrants were exercised for common stock at $1.00 per share.

NOTE 8 - Income Tax

PPI, DP and DP Securities do not file consolidated tax returns. Each entity files separate income tax returns. The combined federal and state income tax provision (benefit) is summarized as follows:


                                                         Year Ended
                                                     December 31, 2000
                                                     -----------------
                  Current:
                      Federal                        $           1,541
                      State                                      1,600
                                                     -----------------
                                                                 3,141
                                                     -----------------
                  Deferred:
                      Federal                                 (446,839)
                      State                                   (116,037)
                                                     -----------------

                                                              (562,876)
                  Less valuation allowance                     562,876
                                                     -----------------

                  Total provision (benefit)
                    for income taxes                 $           3,141

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary difference that gives rise to the deferred tax asset is net operating loss carryforwards.

At December 31, 2000, DPI has available unused net operating losses carryforwards that may be applied against future taxable income and that expire as follows:

                                                        Approximate
                                                       Net Operating
                                Year of                   Losses
                              Expiration               Carryforwards
                              ----------               -------------
                                 2019                $      230,000
                                 2020                     1,075,000
                                                       -------------
                                                     $    1,305,000
                                                       -------------

DPI recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets, as it is not more likely than not that the deferred tax asset will be realized.

There may be limitations on the annual amount of net operating losses which can be utilized to offset income in future years if the company experiences certain ownership changes as defined by Internal Revenue Service Section 382.

NOTE 9 - Subsequent Events

On August 10, 2001, DPI received $450,000 pursuant to a stock subscription receivable for 450,000 shares and warrants to purchase 67,500 shares of common stock at $1.00 per share.

NOTE 10 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that PPI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that PPI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that PPI identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires PPI to complete a transitional goodwill impairment test six months from the date of adoption. PPI is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

DPI's previous business combinations were accounted for using historical cost or reverse merger accounting in which no goodwill or other intangible assets were recorded. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

The following discussion of DPI's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by DPI or by officers, directors or employees of DPI acting on DPI's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of DPI to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in DPI's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

As of May 15, 2001, DirectPlacement, Inc. ("DPI"), PPI Capital Group, Inc., a Utah corporation ("PPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI.

On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of PPI based upon the Exchange Ratio. Following the consummation of the Merger and the Share Exchange, (as hereinafter defined) the former stockholders of DPI beneficially owned approximately 68% of the shares of Common Stock outstanding. Specifically, PPI issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock, of which 11,531,250 shares of Common Stock were surrendered by certain members of the company's management immediately following the consummation of the Merger in exchange for certain PPI performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange"), and (ii) PPI issued 346,406 warrants and 1,462,813 options to the former warrantholders and optionholders of the company, respectively, at exercise prices ranging from $.80 to $1.20 per share. The transaction will be accounted for using purchase accounting and has been effected on a tax-free basis to stockholders.

The primary operating unit of PPI Capital Group, Inc. is DirectPlacement, Inc. ("DPI") which was incorporated in the State of Delaware in May 1999. DPI is a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Its current business method centers around raising capital for middle market public companies through the use of PIPE (Private Investment in Public Entity) offerings. PIPE offerings are private placements of public company securities that are sold directly to middle market institutional investors. DPI has become a recognized authority and the leading expert in the PIPE market, largely through the use of the Company's proprietary technology and financial data.

DPI commenced operations in December 1999 with the launch of its PIPE data service, PlacementTracker.com (www.placementtracker.com). As the only web site cataloging real-time developments in the PIPE market, PlacementTracker.com has attracted over 4,000 registered members who purchase PIPE market data on the basis of a single transaction report or a single investor report or a compilation "custom report". In September 2000, DPI launched its flagship online PIPE offering site (www.directplacement.com) and has since conducted five PIPE offerings totaling $76,512,000 for middle market public companies. Despite DPI's technology and market knowledge advantages, the Company's ability to successfully source and sell PIPE transactions is based primarily on the management strength and investment banking skills of its investment banking group. All PIPE transactions are conducted through DPI's wholly owned subsidiary, DP Securities, Inc., a member of the NASD & SIPC.

STATEMENT OF OPERATIONS

Six months ending June 30, 2001 vs. six  months ending June 30, 2000

Total Revenues increased $767,834, or 517.7%, to $916,159 for the six months ending June 30, 2001 from $148,325 for the six months ending June 30, 2000. Placement Fees increased $569,184 to $681,684 for the six months ending June 30, 2001 from $112,500 for the six months ending June 30, 2000 as a result of fees for two transactions that raised approximately $18.8 million in gross proceeds during the six months ending June 30, 2001. Data service revenues increased $198,650, or 554.5%, to $234,475 for the six months ending June 30, 2001 from $35,825 for the six months ending June 30, 2000 as a result of approximately $176,024 of short-term subscription contracts that DPI began to implement at the beginning of 2001.

Payroll expenses and commissions increased $618,391, or 388.2%, to $770,700 for the six months ending June 30, 2001 from $159,308 for the six months ending June 30, 2000 due to an increase in the number of personnel and commissions paid on increased revenues during the six months ending June 30, 2001. Payroll expenses and commissions as a percentage of sales decreased to 84.9% for the six months ending June 30, 2001 from 107.4% as the increase in revenues was greater than the increase in payroll expenses and commissions.

Professional fees increased $138,242, or 166.6%, to $221,242 for the six months ending June 30, 2001 from $83,000 for the six months ending June 30, 2000 due to an increase in legal, accounting and professional fees relating to additional expenses relating to the Merger. Professional fees as a percentage of sales decreased to 24.1% for the six months ending June 30, 2001 from 56.0% for the six months ending June 30, 2000 as the increase in revenues was greater than the increase in professional fees.

General and administrative expenses increased $53,944, or 25.9%, to $262,038 for the six months ending June 30, 2001 from $208,094 for the six months ending June 30, 2000 due to an increase personnel and additional expenses relating to the increase in revenues. General and Administrative expenses as a percentage of sales decreased to 28.6% for the six months ending June 30, 2001 from 140.3% for the six months ending June 30, 2000 as the increase in revenues was greater than the increase in general and administrative expenses.

Depreciation expenses increased $48,040, or 96.8%, to $97,684 for the six months ending June 30, 2001 from $49,644 for the six months ending June 30, 2000 due to an increase in the Company's investments in fixed assets.

Operating loss increased ($90,784) to ($442,505) for the six months ending June 30, 2001 from ($351,721) for the six months ending June 30, 2000 as the increase in expenses exceeded the increase in revenues.

Interest expense increased $119,798 to $183,492 for the six months ending June 30, 2001 from $63,694 primarily related to the write off of the deferred financing costs related to the issuance of the convertible notes payable during the six months ended June 30, 2001, and the inclusion of only two months of interest expense relating to the convertible notes during the six months ending June 30, 2000.

Three months ending June 30, 2001 vs. Three months ending June 30, 2000

Total revenues increased $760,704, or 920.4%, to $843,355 for the three months ending June 30, 2001 from $82,651 for the three months ending June 30, 2000. Placement Fees increased $625,434 to $681,684 for the three months ending June 30, 2001 from $56,250 for the three months ending June 30, 2000 as a result of fees from two transactions that raised approximately $18.8 million in gross proceeds during the three months ending June 30, 2001. Data Service Revenues increased $135,270, or 512.4%, to $161,671 for the three months ending June 30, 2000 as a result of approximately $139,543 of short-term subscription contracts that DPI began to implement at the beginning of 2001.

Payroll expenses and commissions increased $481,800, or 484.7%, to $581,205 for the three months ending June 30, 2001 from $99,405 for the three months ending June 30, 2000 due to an increase in the number of personnel and commissions paid on increased revenues during the three months ending June 30, 2001. Payroll Expenses and Commissions as a percentage of sales decreased to 68.9% for the three months ending June 30, 2001 from 120.3% as the increase in revenues was greater than the increase in payroll expenses and commissions.

Professional Fees increased $128,803, or 223.9%, to $186,333 for the three months ending June 30, 2001 from $57,530 for the three months ending June 30, 2000 due to an increase in legal, accounting and professional fees relating to additional expenses relating to the Merger. Professional fees as a percentage of sales decreased to 22.1% for the three months ending June 30, 2001 from 69.6% for the three months ending June 30, 2000 as the increase in revenues was greater than the increase in professional fees.

General and administrative expenses increased $53,370, or 49.8%, to $160,463 for the three months ending June 30, 2001 from $107,093 for the three months ending June 30, 2000 due to an increase in personnel and additional expenses relating to the increase in revenues. General and administrative expenses as a percentage of sales decreased to 19.0% for the three months ending June 30, 2001 from 129.6% for the three months ending June 30, 2000 as the increase in revenues was greater than the increase in general and administrative expenses.

Depreciation expenses increased $25,730, or 96.1%, to $52,494 for the three months ending June 30, 2001 from $26,764 for the three months ending June 30, 2000 due to an increase in the Company's investments in fixed assets.

Operating loss decreased $71,001 to ($137,140) for the three months ending June 30, 2001 from ($208,141) for the three months ending June 30, 2000 as a result of the increased in revenues offset by the increase in expenses.

Interest expense increased $98,325 to $139,664 for the three months ending June 30, 2001 from $41,399 primarily related to the write off of the deferred financing costs related to the issuance of the convertible notes payable, which were converted into shares of common stock during the three months ending June 30, 20001.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures, related to capitalized website development and computers, were $168,744 for the six months ending June 30, 2001.

PPI's auditors have expressed a formal auditors' opinion that the Company's December 31, 2000 financial position raises "substantial" doubt about its ability to continue as a going concern. Management believes that this condition remains at June 30, 2001. PPI's opportunity to continue as a going concern depends upon our ability to consummate additional funding and new profitable business. This funding can come from a variety of sources, including public or private equity markets. However, there can be no assurance that we will be able to obtain such funding as needed. The likelihood of our success must be considered in light of the expenses historically encountered by us, and the competitive environment in which we will operate.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that PPI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that PPI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that PPI identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires PPI to complete a transitional goodwill impairment test six months from the date of adoption. PPI is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. DPI's previous business combinations were accounted for using historical cost or reverse merger accounting in which no goodwill or other intangible assets were recorded. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future.

DEFERRED TAX ASSETS

DPI recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. DPI currently has substantial net operating loss carryforwards. DPI has recorded a 100% valuation allowance against net deferred tax assets, as it is not more likely than not that the deferred tax asset will be realized.

There may be limitations on the annual amount of net operating losses which can be utilized to offset income in future years if DPI experiences certain ownership changes as defined by Internal Revenue Service Section 382.

                           Part II. Other Information

Item 1.    Legal Proceedings
           -----------------
None.

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

PPI Capital Group, Inc.
-----------------------

Effective May 15, 2001, PPI Capital Group, Inc. ("PPI") implemented a 1-for-10 reverse stock split, reducing its 15,020,000 issued and outstanding shares of common stock to 1,502,000 shares. In connection therewith, the NASD assigned the Company a new symbol, changing the Company's trading symbol on the OTC Bulletin Board from "PPIK" to "PPIM".

As of June 1, 2001, PPI closed on the private placement of 2,250,000 units to accredited investors, each unit consisting of one (1) share of Common Stock and
(3) Performance Warrants (as hereinafter defined), in exchange for the aggregate payment of $27,000 in immediately available funds. The units were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). No underwriting discounts or commissions were paid in connection with this private placement.

As of May 15, 2001, DPI, PPI Capital Group, Inc., a Utah corporation ("PPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI. On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of PPI based upon the Exchange Ratio. Following the consummation of the Merger and the Share Exchange, (as hereinafter defined) the former stockholders of DPI beneficially owned approximately 68% of the shares of Common Stock outstanding. Specifically, PPI issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock, of which 11,531,250 shares of Common Stock were surrendered by certain members of the company's management immediately following the consummation of the Merger in exchange for certain PPI performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange"), and (ii) PPI issued 346,406 warrants and 1,462,813 options to the former warrantholders and optionholders of the company, respectively, at exercise prices ranging from $.80 to $1.20 per share. The transaction was accounted for as a reverse merger (DPI has been treated as the accounting acquiror). The securities issued in accordance with the terms of the Merger Agreement were issued pursuant to
Section 4(2) of the Securities Act.

Immediately following the consummation of the Merger and pursuant to the terms of a Stock Exchange Agreement, Brian Overstreet, Robert Kyle and Midori USA Corporation, a corporation controlled by Mr. Overstreet, surrendered 8,071,875, 1,153,125, and 2,306,250 shares of Common Stock, respectively, in exchange for a like number of performance warrants (the "Performance Warrants"). The Performance Warrants are exercisable until May 31, 2011 at an exercise price of $.001 per share and vest based upon the satisfaction by PPI of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the Performance Warrants (the "Warrant Shares") shall vest upon
(i) PPI (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or (ii) PPI (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) PPI (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) PPI (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by PPI and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith.

DirectPlacement, Inc.
---------------------

As of June 8, 2001, DPI closed on the private placement of 572,500 shares of common stock and 85,875 common stock purchase warrants to accredited investors, in exchange for the aggregate payment of $572,500 of which $122,500 was paid in immediately available funds and $450,000 was received by DP in August. The warrants are exercisable for a period of 5 years at an exercise price of $1.00 per share of DPI common stock. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in connection with this private placement.

In connection with the exercise of 37,500 common stock purchase warrants at an exercise price of $1.00 per share, DPI issued, prior to the Effective Date, 37,500 shares of its common stock in June 2001. The shares were issued pursuant to Section 4(2) of the Securities Act.

Item 3.    Defaults Under Senior Securities
           --------------------------------
None.

Item 4.    Submission of Matters to a vote of Security Holders
           ---------------------------------------------------
None.

Item 5.    Other Information
           -----------------
None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

     Reports on Form 8-K
     -------------------

          1. Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2001 with respect to Items 5 and 7.
          2. Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2001with respect to Items
                1, 2, 5 7 and 8.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PPI CAPITAL GROUP, INC.


                                    By: /s/ BRIAN M. OVERSTREET
                                    --------------------------------------------
                                    Name: Brian M. Overstreet
                                    Title: President and Chief Executive Officer

DATE:  August 14, 2001