Form 10QSB/A
period 2001-06-30
PPI CAPITAL GROUP INC
filed 2001-08-24
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

                                EXPLANATORY NOTE

         The following items of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 are hereby amended and, as so amended are restated below in their entirety: Part I, Item 1. Financial Statements; and Part II, Item 2. Change in Securities and Use of Proceeds.

                             PPI CAPITAL GROUP, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2001


                                TABLE OF CONTENTS



PART I-  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .......................................  3

          Consolidated Statements of Operations .............................  4

          Consolidated Statements of Cash Flows .............................  5

          Notes to condensed Consolidated
            Financial Statements ............................................  6


PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.......................... 16

SIGNATURES                                                                    17

Part I.                PPI CAPITAL GROUP, INC.

Item 1.                PPI Capital Group, Inc.
                       Financial Statements (Unaudited)

                                     PPI Capital Group, Inc.
                              Consolidated Balance Sheet (Unaudited)

                                                    June 30, 2001  December 31, 2000
                                                      Unaudited        Audited
                                                     -----------    -----------

                      ASSETS
Current Assets:
  Cash                                               $   321,765    $   454,291
  Other Current Assets                                    74,624         40,065
   Total Current Assets                                  396,389        494,356

Fixed Assets, at cost:
  Equipment                                              108,550        103,134
  Computer Software                                       67,226         65,546
                                                         175,776        168,680
  Less: Accum Depreciation                               (40,740)       (25,088)

   Fixed Assets, net                                     135,036        143,592

Other Assets:
  Website Development, net of 227,819 and                703,987        624,372
    145,786, respectively
  Deferred Financing Cost, net                                --        132,709
  Other                                                   48,302         48,302

Total Assets                                         $ 1,283,714    $ 1,443,331

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued Liabilities                                $    36,513    $   168,974
  Deferred Revenues                                      128,181
   Total Current Liabilities                             164,694        168,974

Long-Term Liabilities:
  Convertible Notes Payable                                   --      1,525,000
  Note Payable - Related Party                            50,000

Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 200,000,000        $    11,788    $     1,248
  shares authorized, 11,787,981 and 1,502,000
  shares issued and outstanding, respectively
  Additional Paid-in Capital                           3,543,512      1,068,392
  Stock Subscription Receivable                         (540,000)
  Accumulated Deficit                                 (1,946,280)    (1,320,283)
  Total Stockholders' Equity (Deficit)               $ 1,069,020    $  (250,643)

Total Liabilities and Stockholders' Equity (Deficit) $ 1,283,714    $ 1,443,331

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

The accompanying notes are an integral part of these financial statements

                             PPI Capital Group, Inc.
                Consolidated Statement of Cash Flows (Unaudited)

                                               For Six Months ended
                                                      June 30,
                                            --------------------------
                                               2001           2000
                                            -----------    -----------
OPERATING ACTIVITIES
  Net Loss                                  $  (625,997)   $  (415,415)
  Adjustments:
  Depreciation & Amortization                    97,684         49,644
  Non Cash Operating Expenses (primarily
   professional fees and interest)              283,274         25,521
  Other Current Assets                          (34,559)           471
  Accrued Liabilities                           (22,365)        38,119
  Deferred Revenues                             128,181
Net Cash used in Operating Activities          (173,782)      (301,660)

INVESTING ACTIVITIES
  Purchase of Investments                                       (3,300)
  Subsidiary Cash at Acquisition                                20,114
  Increase in Fixed Assets and Website         (168,744)      (293,217)
Development costs
Net Cash used in Investing Activities          (168,744)      (276,403)

FINANCING ACTIVITIES
  Proceeds from Notes Payable                    50,000
  Issuance of Convertible Note                               1,525,000
  Issuance of Common Stock                      160,000        175,000
Net Cash provided by Financing Activities       210,000      1,700,000

Net Cash (Decrease) Increase for Period        (132,526)     1,121,937

Cash at Beginning of Period                 $   454,291    $    39,015
Cash at End of Period                       $   321,765    $ 1,160,952


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

DirectPlacement, Inc.
---------------------

As of June 8, 2001, DPI closed on the private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors, in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $450,000 was received by DPI in August. The warrants are exercisable for a period of 5 years at an exercise price of $1.00 per share of DPI common stock.

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

                           Part II. Other Information


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

DirectPlacement, Inc.
---------------------

As of June 8, 2001, DPI closed on the private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors, in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $450,000 was received by DPI in August. The warrants are exercisable for a period of 5 years at an exercise price of $1.00 per share of DPI common stock. The securities were issued pursuant to Section 4(2) of the Securities Act. No underwriting discounts or commissions were paid in connection with this private placement.

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

DATE:  August 24, 2001