Form 10QSB
period 2001-09-30
PPI CAPITAL GROUP INC
filed 2001-11-14
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2001
-------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to     ________________

For Quarter Ended    September 30, 2001       Commission File Number   0-25449
                   ----------------------                            -----------

                             PPI CAPITAL GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Utah                                       87-0401453
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

3655 Nobel Drive, Suite 540, San Diego, California            92122
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (858) 623-1600
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   [X]     No [ ]

        Class                          Outstanding as of November 13, 2001
     Common Stock                                   11,839,990

                             PPI CAPITAL GROUP, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               September 30, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Consolidated Balance Sheets.....................................   3
           Consolidated Statements of Operations...........................   4
           Consolidated Statements of Cash Flows...........................   5
           Notes to Consolidated Statements................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  13

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.......................  18

Item 6.    Exhibits and Reports on Form 8-K................................  19

SIGNATURES.................................................................  21


                       PART I.    PPI CAPITAL GROUP, INC.

Item 1.  PPI CAPITAL GROUP, INC.
         FINANCIAL STATEMENTS (UNAUDITED)

                             PPI Capital Group, Inc.
                     Consolidated Balance Sheet (Unaudited)

                                                          September 30, 2001  December 31, 2000
                            ASSETS                              Unaudited           Audited
                                                          ------------------  -----------------
Current Assets:
    Cash                                                        $    288,669       $    454,291
    Other Current Assets                                              96,765             40,065
                                                                ------------       ------------
        Total Current Assets                                         385,434            494,356

Fixed Assets, at cost:
    Equipment                                                        119,722            103,134
    Computer Software                                                 67,226             65,546
                                                                ------------       ------------
                                                                     186,948            168,680
    Less: Accumulated Depreciation                                   (49,060)           (25,088)

        Fixed Assets, net                                            137,888            143,592

Other Assets:
    Website Development, net of accumulated amortization of
      $276,542 and $145,786, respectively                            740,577            624,372
    Deferred Financing Cost, net                                          --            132,709
    Other                                                             48,302             48,302
                                                                ------------       ------------
Total Assets                                                    $  1,312,201       $  1,443,331
                                                                ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                    $     79,143       $    168,974
    Deferred Revenues                                                136,987                 --
                                                                ------------       ------------
        Total Current Liabilities                                    216,130            168,974

Long-Term Liabilities:
    Convertible Notes Payable                                             --          1,525,000
    Note Payable - Related Party                                      50,000                 --

Stockholders' Equity (Deficit)
   Common Stock, $0.001 par value, 200,000,000
     authorized, 11,839,990 and 1,502,000 shares
     issued and outstanding, respectively                             11,840              1,248
   Additional Paid-in Capital                                      3,493,461          1,068,392
   Stock Subscription Receivable                                          --                 --
   Accumulated Deficit                                            (2,459,230)        (1,320,283)
                                                                ------------       ------------
   Total Stockholders' Equity (Deficit)                            1,046,071           (250,643)

Total Liabilities and Stockholders' Equity (Deficit)            $  1,312,201       $  1,443,331
                                                                ============       ============

The accompanying notes are an integral part of these financial statements

                             PPI Capital Group, Inc.
                Consolidated Statement of Operations (Unaudited)

                                         For Three Months ended        For Nine Months ended
                                              September 30,                September 30,
                                       ---------------------------   ---------------------------
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
Revenues:
  Placement Fees                       $    125,000   $    127,500   $    806,684   $    240,000
  Data Service Revenues                     179,808         17,504        414,282         53,332
                                       ------------   ------------   ------------   ------------
Total Revenues                              304,808        145,004      1,220,966        293,332

Operating Expenses:
  Payroll Expenses/Commissions              257,323        145,642      1,035,022        304,950
  Professional Fees                         260,286         49,990        481,528        132,990
  Depreciation & Amortization                57,045         24,822        154,728         74,466
  General & Administrative                  238,700        239,879        500,739        447,973
                                       ------------   ------------   ------------   ------------
Total Operating Expenses                    813,354        460,333      2,172,017        960,379

Operating Loss                             (508,546)      (315,329)      (951,051)      (667,047)

  Interest Income                            (2,123)       (10,847)        (6,279)       (20,977)
  Interest Expense                            6,527         21,714        194,175         95,541
Net Loss                              ($    512,950) ($    326,196) ($  1,138,947) ($    741,611)
                                       ============   ============   ============   ============

Loss per Share - Basic and Diluted           ($0.04)        ($0.25)        ($0.20)        ($0.68)

Weighted Average Number of Shares        11,814,257      1,280,454      5,775,485      1,088,692

The accompanying notes are an integral part of these financial statements

                             PPI Capital Group, Inc.
                Consolidated Statement of Cash Flows (Unaudited)

                                                                    For Nine Months ended
                                                                         September 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
OPERATING ACTIVITIES
  Net Loss                                                      ($ 1,138,947)  ($   741,611)
  Adjustments:
  Depreciation & Amortization
                                                                     154,728         74,466
  Non Cash Operating Expenses (primarily professional fees
       and interest)                                                 241,680         35,730
  Other Current Assets                                               (56,700)        (1,387)
  Accounts Payable and Accrued Liabilities                            61,858         70,129
  Deferred Subscription Revenue                                      136,987             --
                                                                ------------   ------------
Net Cash used in Operating Activities                               (600,394)      (562,673)

INVESTING ACTIVITIES
  Purchase of Investments                                                 --         (3,300)
  Subsidiary Cash at Acquisition                                          --         20,114
  Increase in Fixed Assets and Website Development Costs            (265,228)      (306,046)
                                                                ------------   ------------
Net Cash used in Investing Activities                               (265,228)      (289,232)

FINANCING ACTIVITIES
  Proceeds from Notes Payable                                         50,000             --
  Proceeds from Issuance of Convertible Note                              --      1,525,000
  Proceeds from Issuance of Common Stock                             650,000        175,000
                                                                ------------   ------------
Net Cash provided by Financing Activities                            700,000      1,700,000

Net Cash (Decrease) Increase for Period                             (165,622)       848,095

Cash at Beginning of Period                                          454,291         39,015
                                                                ------------   ------------
Cash at End of Period                                           $    288,669   $    887,110
                                                                ============   ============

The accompanying notes are an integral part of these financial statements

                             PPI Capital Group, Inc.
                        Notes to Consolidated Statements
                           September 30, 2001 and 2000
                                   (Unaudited)

Note 1 - Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of PPI Capital Group, Inc. a Utah corporation, and subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest unaudited financial statements for the six months ended June 30, 2001 filed on Form 10-QSB.

The accompanying consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 - Organization and Significant Accounting Policies

Organization
------------

The primary operating unit of PPI Capital Group, Inc. is DirectPlacement, Inc. ("DPI") which was incorporated in the State of Delaware in May 1999. DPI is a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Its current business method centers around producing and marketing proprietary data-oriented institutional research products and platforms and capitalizing on the investment banking opportunities that arise from the wide-spread market acceptance of those research and data products. DPI has become the recognized authority and leading expert in the PIPE (Private Investment in Public Entity) market through its proprietary data-oriented research product, PlacementTracker.com, and through the successful completion of investment banking transactions in the PIPE market.

Liquidity
---------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. DPI incurred a net loss of $1,138,947 for the nine months ended September 30, 2001, and $1,043,227 for the year ended December 31 2000. DPI had an accumulated deficit of $2,459,230 and $1,320,283 at September 30, 2001 and December 31, 2000, respectively. These conditions raise "substantial" doubt about DPI's ability to continue as a going concern. During 2000 DPI raised $1,700,000 through the sale of equities and convertible notes. DPI continues to seek additional sources of equity funding. There is no assurance that additional equity financing needed to fund operations will be obtained in sufficient amounts necessary to meet DPI's needs.

As of June 8, 2001, DPI closed on the private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors, in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The remaining $50,000 subscription receivable was canceled resulting in a total of 612,500 shares of common stock and 91,875 common stock purchase warrants issued in the private placement.

In connection with the Merger, the 612,500 shares of common stock of DPI were exchanged into 765,625 shares of common stock of PPI. Similarly, in connection with the Merger, the 91,875 common stock purchase warrants of DPI were exchanged into 114,844 common stock purchase warrants of PPI. The securities were issued pursuant to Section 4(2) of the Securities Act.

As of June 8, 2001, in connection with the exercise of 37,500 common stock purchase warrants at an exercise price of $1.00 per share, DPI issued 37,500 shares of its common stock. The shares were issued pursuant to Section 4(2) of the Securities Act.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of DPI to continue as a going concern.

Reverse Merger
--------------

As of May 15, 2001, DPI, PPI Capital Group, Inc., a Utah corporation ("PPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI.

On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of PPI based upon the Exchange Ratio. Immediately following the consummation of the Merger and the Share Exchange, the former stockholders of DPI beneficially owned approximately 84% of the shares of Common Stock outstanding. Specifically, PPI issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock and (ii) PPI issued 346,406 warrants and 1,462,813 options to the former warrantholders and optionholders of DPI, respectively, at exercise prices ranging from $.80 to $1.20 per share. The transaction will be accounted for using purchase accounting and has been effected on a tax-free basis to stockholders. The securities issued in accordance with the terms of the Merger Agreement were issued pursuant to
Section 4(2) of the Securities Act.

In a separate transaction, 11,531,250 shares of Common Stock were surrendered by certain members of DPI's management following the consummation of the Merger in exchange for certain PPI performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange").

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

Presentation of Interim Information
-----------------------------------

In the opinion of the management of DPI, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

Income Taxes
------------

DPI recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in DPI's financial statements or tax returns. DPI currently has substantial net operating loss carryforwards. DPI has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

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

Website Development Costs
-------------------------

DPI capitalizes direct costs, including payroll and related expenses, to acquire or develop software necessary for general web site operations, create content and populate databases, and to add additional functionalities and features on an ongoing basis in accordance with Statement of Position (SOP) 98-1. The costs are being amortized on a straight-line basis over a period of five years. Amortization expense was approximately $48,723 and $130,756 for the three and nine months ended September 30, 2001, respectively.

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company adopted SFAS 123 in 1998. DPI has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and has provided pro forma disclosures as if the fair value based method prescribed in SFAS 123 has been utilized.

Net Income (Loss) Per Common Share
----------------------------------

Net income (loss) per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

New Accounting Pronouncements
-----------------------------

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

Note 3 - Noncash Investing and Financing Activities

During 2000, the Company issued 183,751 shares of common stock for services provided in connection with the sale of convertible notes payable. In connection with the Merger, the 183,751 shares of common stock of DPI were exchanged into 229,689 shares of common stock of PPI.

During 2001, $1,525,000 of convertible notes and accrued interest of $165,034 were converted into 1,690,034 shares of common stock. In connection with the Merger, the 1,690,034 shares of common stock of DPI were exchanged into 2,112,543 shares of common stock of PPI.

During 2001, the Company issued 876,562 shares of common stock for consulting services, of which 20,000 shares were surrendered. In connection with the Merger, the 856,562 shares of common stock of DPI were exchanged into 1,070,703 shares of common stock of PPI.

Note 4 - Related Party Transactions

DPI issued an unsecured promissory note payable to a company controlled by an officer/stockholder. As of September 30, 2001 and 2000, the outstanding balance was $50,000 and $0, respectively, and the related accrued interest and premiums amounted to $17,284 and $0, respectively. The note is due and payable on June 30, 2004 and bears interest at 12 percent per annum.

On June 15, 2001, DPI loaned an employee $20,000. DPI received an unsecured note from such employee. As of September 30, 2001 and 2000, the outstanding balance, including accrued interest was $20,713 and $0, respectively. The principal and interest will be forgiven if certain revenue benchmarks are met in the year ending December 31, 2001.

During the nine months ending September 30, 2001, the Company paid $103,825 and issued 450,000 shares of common stock in consulting fee to a party related to Brian Overstreet, the President, Chief Executive Officer and Director of PPI and co-founder of DPI.

Note 5 - Securities Issued

PPI Capital Group, Inc.
-----------------------

Effective May 15, 2001, PPI implemented a 1-for-10 reverse stock split, reducing its 15,020,000 issued and outstanding shares of common stock to 1,502,000 shares. In connection therewith, PPI received a new symbol, changing its trading symbol on the OTC Bulletin Board from "PPIK" to "PPIM".

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

As of May 15, 2001, DPI, PPI, and MergerSub, entered into the Merger Agreement, pursuant to which on the Effective Date MergerSub was merged with and into DPI and DPI became a wholly owned subsidiary of PPI. On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI were exchanged for options and warrants of PPI based upon the Exchange Ratio. Immediately following the consummation of the Merger and the Share Exchange, the former stockholders of DPI beneficially owned approximately 84% of the shares of Common Stock outstanding. Specifically, PPI issued (i) to the stockholders of DPI an aggregate of 19,567,231 shares of Common Stock and
(ii) PPI issued 346,406 warrants and 1,462,813 options to the former warrantholders and optionholders of DPI, respectively, at exercise prices ranging from $.80 to $1.20 per share. The transaction will be accounted for using purchase accounting and has been effected on a tax-free basis to stockholders. The securities issued in accordance with the terms of the Merger Agreement were issued pursuant to Section 4(2) of the Securities Act.

In a separate transaction, 11,531,250 shares of Common Stock were surrendered by certain members of DPI's management following the consummation of the Merger in exchange for certain PPI performance warrants exercisable for 11,531,250 shares of Common Stock upon the satisfaction of certain performance targets (the "Share Exchange"). Following the consummation of the Merger and pursuant to the terms of a Stock Exchange Agreement, Brian Overstreet, Robert Kyle and Midori USA Corporation, a corporation controlled by Mr. Overstreet, surrendered 8,071,875, 1,153,125, and 2,306,250 shares of Common Stock, respectively, in exchange for a like number of performance warrants (the "Performance Warrants"). The Performance Warrants are exercisable until May 31, 2011 at an exercise price of $.001 per share and vest based upon the satisfaction by PPI of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the Performance Warrants (the "Warrant Shares") shall vest upon
(i) PPI (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or (ii) PPI (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) PPI (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) PPI (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by PPI and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith. Since the performance warrants were valued at zero the cost of the stock exchanged was also valued at zero and the shares were retired.

DirectPlacement, Inc.
---------------------

As of June 8, 2001, DPI closed on the private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors, in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The remaining $50,000 subscription receivable was canceled resulting in a total of 612,500 shares of common stock and 91,875 common stock purchase warrants issued in the private placement.

In connection with the Merger, the 612,500 shares of common stock of DPI were exchanged into 765,625 shares of common stock of PPI. Similarly, in connection with the Merger, the 91,875 common stock purchase warrants of DPI exchanged into 114,844 common stock purchase warrants of PPI. The securities were issued pursuant to Section 4(2) of the Securities Act.

As of June 8, 2001, in connection with the exercise of 37,500 common stock purchase warrants at an exercise price of $1.00 per share, DPI issued 37,500 shares of its common stock. The shares were issued pursuant to Section 4(2) of the Securities Act.

As a fee for this placement, DPI issued an aggregate of 76,562 shares of DPI common stock to Melimar, Inc., David J. Harris Investment Trust, Sapphire Pure, Inc. In addition, Midori USA issued options to purchase an aggregate of 76,562 shares of common stock of DPI to Melimar, Inc., David J. Harris Investment Trust, and Sapphire Pure, Inc. The options have a five year term and are exercisable at $1.00 per share (the "2001 Midori Options"). In connection with the Merger, the 76,562 shares of common stock of DPI were exchanged into 95,703 shares of common stock of PPI. Similarly, the 2001 Midori Options were exchanged into options to purchase 23,926 shares of common stock of PPI and 71,778 Performance Warrants of PPI. These new options have a five year term and are exercisable at $0.80 per share or per Performance Warrant.

Note 6 - Subsequent Events

On October 26, 2001, the Company purchased certain assets of PCH Securities, Inc. in exchange for 417,866 shares of Common Stock with a fair market value of $1 million. Pursuant to an employment agreement with a former employee of PCH Securities, the Company will issue up to one million common stock options should PCH Securities, as a unit of the Company, reach certain revenue targets.

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

Presentation of Interim Information
-----------------------------------

In the Opinion of the management of PPI, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in PPI's audited financial statements and notes for fiscal year ended December 31, 2000.

OVERVIEW

The primary operating unit of PPI Capital Group, Inc. is DPI which was incorporated in the State of Delaware in May 1999. DPI is a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Its current business method centers around producing and marketing proprietary data-oriented institutional research products and platforms and capitalizing on the investment banking opportunities that arise from the wide-spread market acceptance of those research and data products. DPI has become the recognized authority and leading expert in the PIPE (Private Investment in Public Entity) market through its proprietary data-oriented research product, PlacementTracker.com, and through the successful completion of investment banking transactions in the PIPE market that have resulted from DPI's recognition as the leading research firm in the PIPE market.

DPI commenced operations in December 1999 with the launch of its PIPE data service, PlacementTracker.com (www.placementtracker.com). As the leading web site cataloging real-time developments in the PIPE market, PlacementTracker.com has attracted over 4,000 registered members who purchase PIPE market data on the basis of a single transaction report or a single investor report or a compilation "custom report". In September 2000, DPI launched its flagship online PIPE offering site (www.directplacement.com) and has since conducted six PIPE offerings totaling $78,762,000 for middle market public companies. All PIPE transactions are conducted through its wholly owned subsidiary, DP Securities, Inc., a member of the NASD & SIPC.

STATEMENT OF OPERATIONS

Nine months ending September 30, 2001 vs. Nine months ending September 30, 2000

Total revenues increased $927,634, or 316.2%, to $1,220,966 for the nine months ending September 30, 2001 from $293,332 for the nine months ending September 30, 2000. Placement fees increased $566,684, or 236.1%, to $806,684 for the nine months ending September 30, 2001 from $240,000 for the nine months ending September 30, 2000 as a result of fees for three transactions that raised approximately $21 million in gross proceeds during the nine months ending September 30, 2001. Data service revenues increased $360,950, or 676.8%, to $414,282 for the nine months ending September 30, 2001 from $53,332 for the nine months ending September 30, 2000 as a result of approximately $341,400 of short-term subscription contracts that DPI began to implement at the beginning of 2001.

Payroll expenses and commissions increased $730,072, or 239.4%, to $1,035,022 for the nine months ending September 30, 2001 from $304,950 for the nine months ending September 30, 2000 due to an increase in the number of personnel and commissions paid on increased revenues during the nine months ending September 30, 2001.

Professional fees increased $348,538, or 262.1%, to $481,528 for the nine months ending September 30, 2001 from $132,990 for the nine months ending September 30, 2000 due to an increase in legal, accounting and professional fees relating to the Merger.

Depreciation and amortization increased $80,262 to $154,728, or 107.8%, for the nine months ending September 30, 2001 from $74,466 for the nine months ending September 30, 2000 due to increase in website development cost.

General and administrative expenses increased $52,766, or 11.8%, to $500,739 for the nine months ending September 30, 2001 from $447,973 for the nine months ending September 30, 2000. General and administrative expenses as a percentage of sales decreased to 41.0% for the nine months ending September 30, 2001 from 152.7% for the nine months ending September 30, 2000.

Operating loss increased $284,004 to ($951,051) for the nine months ending September 30, 2001 from ($667,047) for the nine months ending September 30, 2000 as the increase in expenses exceeded the increase in revenues.

Interest income decreased $14,698, or 70.1%, to $6,279 for the nine months ending September 30, 2001 from $20,977 due to the decrease in the balance of the interest bearing cash account.

Interest expense increased $98,634, or 103.2%, to $194,175 for the nine months ending September 30, 2001 from $95,541 for the nine months ending September 30, 2000 primarily related to the amortization of the deferred financing costs related to the issuance of the convertible notes payable during the nine months ended September 30, 2001.

Three months ending September 30, 2001 vs. Three months ending September 30,
2000

Total revenues increased $159,804, or 110.2%, to $304,808 for the three months ending September 30, 2001 from $145,004 for the three months ending September 30, 2000. Placement fees decreased $2,500, or 2.0%, to $125,000 for the three months ending September 30, 2001 from $127,500 for the three months ending September 30, 2000. Data Service Revenues increased $162,304, or 927.2%, to $179,808 for the three months ending September 30, 2001 from $17,504 for the three months ending September 30,

2000 as a result of approximately $165,376 of short-term subscription contracts that DPI began to implement at the beginning of 2001.

Payroll expenses and commissions increased $111,681, or 76.7%, to $257,323 for the three months ending September 30, 2001 from $145,642 for the three months ending September 30, 2000 due to an increase in the number of personnel and commissions paid on increased revenues during the three months ending September 30, 2001. Payroll Expenses and Commissions as a percentage of sales decreased to 84.4% for the three months ending September 30, 2001 from 100.4% as the increase in revenues was greater than the increase in payroll expenses and commissions.

Professional fees increased $210,296, or 420.7%, to $260,286 for the three months ending September 30, 2001 from $49,990 for the three months ending September 30, 2000 due to an increase in legal, accounting and professional fees relating to the Merger.

Depreciation & amortization increased $32,223, or 129.8%, to $57,045 for the three months ending September 30, 2001 from $24,822 for the three months ending September 30, 2000 due to increase in website development cost.

General and administrative expenses decreased $1,179, or 0.5%, to $238,700 for the three months ending September 30, 2001 from $239,879 for the three months ending September 30, 2000. General and administrative expenses as a percentage of sales decreased to 78.3% for the three months ending September 30, 2001 from 165.4% for the three months ending September 30, 2000 as the increase in revenues was greater than the increase in general and administrative expenses.

Operating loss increased $193,217 to ($508,546) for the three months ending September 30, 2001 from ($315,329) for the three months ending September 30, 2000 as the increase in expenses exceeded the increase in revenues.

Interest income decreased $8,724, or 80.4%, to $2,123 for the three months ending September 30, 2001 from $10,847 due to the decrease in the balance of the interest bearing cash account.

Interest expense decreased $15,187, or 69.9%, to $6,527 for the three months ending September 30, 2001 from $21,714 for the three months ending September 30, 2000 primarily related to the convertible notes being converted into shares of common stock on April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 8, 2001, DPI closed on the private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors, in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The remaining $50,000 subscription receivable was canceled resulting in a total of 612,500 shares of common stock and 91,875 common stock purchase warrants issued in the private placement.

In connection with the Merger, the 612,500 shares of common stock of DPI were exchanged into 765,625 shares of common stock of PPI. Similarly, in connection with the Merger, the 91,875 common stock purchase warrants of DPI were exchanged into 114,844 common stock purchase warrants of PPI.

As of June 8, 2001, in connection with the exercise of 37,500 common stock purchase warrants at an exercise price of $1.00 per share, DPI issued 37,500 shares of its common stock. In connection with the Merger, the 37,500 shares of common stock of DPI were exchanged into 46,875 shares of common stock of PPI.

Capital expenditures, related to capitalized website development and computers, were $265,228 for the nine months ending September 30, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. DPI incurred a net loss of $1,138,947 for the nine months ended September 30, 2001, and $1,043,227 for the year ended December 31 2000. DPI had an accumulated deficit of $2,459,230 and $1,320,283 at September 30, 2001 and December 31, 2000, respectively. These conditions raise "substantial" doubt about DPI's ability to continue as a going concern. During 2000 DPI raised $1,700,000 through the sale of equities and convertible notes. DPI continues to seek additional sources of equity funding. There is no assurance that additional equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet DPI's needs.

New Accounting Pronouncements
-----------------------------

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

Deferred Tax Assets
-------------------

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


                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

On June 11, 2001, PPI issued 5,859 shares of its common stock to Sapphire Pure, Inc. The shares were issued as a fee in connection with DPI's private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The securities were issued pursuant to Section 4(2) of the Securities Act. The fee was originally 4,687 shares of DPI common stock. In connection with the Merger, the 4,687 shares of DPI were exchanged into 5,859 shares of common stock of PPI.

On June 11, 2001, PPI issued 5,859 shares of its common stock to Melimar, Inc. The shares were issued as a fee in connection with DPI's private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The securities were issued pursuant to Section 4(2) of the Securities Act. The fee was originally 4,687 shares of DPI common stock. In connection with the Merger, the 4,687 shares of DPI were exchanged into 5,859 shares of common stock of PPI.

On June 11, 2001, PPI issued 5,859 shares of its common stock to David J. Harris Investment Trust. The shares were issued as a fee in connection with DPI's private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The securities were issued pursuant to Section 4(2) of the Securities Act. The fee was originally 4,687 shares of DPI common stock. In connection with the Merger, the 4,687 shares of DPI were exchanged into 5,859 shares of common stock of PPI.

On August 10, 2001, PPI issued 78,125 shares of its common stock to Sapphire Pure, Inc. The shares were issued as a fee in connection with DPI's private placement of 662,500 shares of common stock and 99,375 common stock purchase warrants to accredited investors in exchange for $122,500 which was paid in immediately available funds and a $540,000 subscription receivable of which $490,000 was received by DPI in August. The securities were issued pursuant to
Section 4(2) of the Securities Act. The fee was originally 62,500 shares of DPI common stock. In connection with the Merger, the 62,500 shares of DPI were exchanged into 78,125 shares of common stock of PPI.

Item 3.  Defaults Under Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits
         -----------

            None.

         b) Reports on Form 8-K
         ----------------------

            1. A Current Report on Form 8-K was filed with the Securities and
               Exchange Commission on August 9, 2001 with respect to Item 4.

            2. A Current Report on Form 8-K/A was filed with the Securities and
               Exchange Commission on August 24, 2001 with respect to Items 5 and 7.

            3. A Current Report on Form 8-K/A was filed with the Securities and
               Exchange Commission on September 17, 2001 with respect to Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PPI CAPITAL GROUP, INC.



DATE:  November 14, 2001               By: /s/ BRIAN M. OVERSTREET
                                          --------------------------------------
                                       Name: Brian M. Overstreet
                                       Title: President and Chief Executive
                                              Officer