Form 10KSB
period 2001-12-31
DIRECTPLACEMENT INC
filed 2002-04-02
CIK 1065191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001        Commission File Number 025449

                              DIRECTPLACEMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             33-0856651
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

3655 Nobel Drive, Suite 540, San Diego, California                      92122
--------------------------------------------------                    ----------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (858) 623-1600
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2002 was approximately $16,178,701.

         The number of outstanding shares of the registrant's common stock as of March 27, 2002 was 22,953,587 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I........................................................................ 1

BUSINESS...................................................................... 1

PROPERTIES....................................................................27

LEGAL PROCEEDINGS.............................................................27

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............................27


PART II.......................................................................27

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........27

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS...............................................................28

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................29

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE..................................................................29


PART III......................................................................30

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
  WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT....................30

EXECUTIVE COMPENSATION........................................................31

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................31

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................31

EXHIBITS AND REPORTS ON FORM 8-K..............................................31

                                     PART I
                                     ------

Item 1.  BUSINESS.
         --------

         DirectPlacement, Inc. is a financial technology company. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become the leading single-source provider, developer, and marketer of independent research for the institutional investment community.

         We believe that the market for institutionally oriented independent research is underserved, and that it is overdue for the emergence of a leading single-source provider. Recently, traditional Wall Street research has come under severe scrutiny due to the inherent conflicts of interest that exist at large investment firms. Many of these firms provide research coverage on the same companies from whom they earn large investment banking fees. Critics contend that the highly lucrative investment banking business substantially influences the research, analysis and conclusions disseminated by the research departments of such firms. This scrutiny, and the resulting distrust of traditional Wall Street research, has led to a growing demand in the institutional community for unbiased independent research. However, the independent research community is currently unable to meet this demand because it is highly fragmented, technologically unsophisticated, and incapable of providing information in a cohesive, standardized, timely, and interactive format. DirectPlacement is meeting the growing needs of both the independent research providers and the institutional investors through the application of our proven technology platforms and our single-source integration.

         Currently, efficient production and widespread distribution of most independent research products is limited by a number of factors. Independent research is almost exclusively issued in hard copy with static data. The most technologically advanced providers convert the hard copy to digital format and deliver the same static research via e-mail. The lack of interactivity and real-time distribution greatly limits the research providers' ability to increase visibility to existing and potential clients, lowers the pricing power, and negatively affects renewal rates since the research is not timely. In addition, the independent research universe is populated with small, under-capitalized research providers that lack both the marketing expertise to maximize sales and the distribution and commission recapture programs to take advantage of the significant revenue opportunities that are produced from incremental idea-driven institutional trading.

         The limitations faced by research providers result in a number of inefficiencies for institutional investors. Although institutional investors are constantly seeking high-quality unbiased independent research, they are severely restricted from maximizing benefits from most independent research due to the deluge of printed and e-mailed research products. In most cases, institutional investors have to manually process independent research, a process that frequently leads to inefficient and ineffective use of the research. Most research products do not have standardized formats and they cannot be easily cross-referenced for investment strategy, insight, or trading ideas submitted by other independent providers or by in-house analysis. Moreover, the institutional investor's use of independent products is limited by static assumptions and conclusions presented by the research provider. The institutional investor cannot test assumptions, change embedded economic details in the models, or force their own conclusions based on internal forecasting.

         Our strategy to improve the efficiency of independent research distribution and the effectiveness of its usage by institutional investors is centered on leveraging technology platforms we have developed for the distribution of financial research, data, and analytics. Our single-source distribution strategy provides a number of benefits to the independent research providers whose research we plan to integrate onto our distribution platform, and to the institutional investment community that will come to increasingly rely on these platforms and the research we deliver.

         For the independent research provider, we provide applications that transform traditional printed research, static data, and fixed assumptions into a technology-empowered, interactive format wherein users can manipulate assumptions and conclusions, where feedback is real-time, and where the user's experience and productivity is significantly improved. Through a single-source platform with an integrated suite of independent research products, we will offer research providers the ability to reach a much broader audience of customers, greater pricing power due to an improved value proposition, and greatly increased market visibility for their products.

         For the institutional investor, the single-source nature of our independent research platform eliminates the overwhelming volume of disparate and non-standardized research products that need to be manually processed. Moreover, our interactive analytical tools enable institutional investors to develop their own assumptions and conclusions in real-time. When integrated with our institutional trading operation, the level of service that we provide to our institutional customers greatly exceeds not only their servicing expectations from independent research providers, but also their servicing expectations from large investment firms.

         We believe that our application of proprietary technology platforms, our unique approach to providing a single-source for high-quality independent research, and our independent research-oriented institutional trading capabilities provide us with the necessary tools to become the leading participant in this growing market.


Business Background
-------------------

         DirectPlacement, Inc. was incorporated in the State of Delaware in May 1999. We operate our business activities through DirectPlacement, Inc. and through its two wholly owned subsidiaries, DP Securities, Inc., a broker-dealer incorporated in the State of California and PCS Securities, Inc., a broker-dealer incorporated in the State of Washington

         Our growth into financial technology and independent research came as a result of our success with PlacementTracker, a research service that provides comprehensive information and analysis on every Private Investment in Public Equities ("PIPE") transaction completed since January 1, 1995. Since the launching of PlacementTracker, more than 5,000 financial professionals from over 200 financial institutions have utilized our service. This includes most of the top-tier U.S. investment banks, several leading institutional investors, private equity funds, and government agencies. In addition, The Wall Street Journal,

Bloomberg, Reuters, Forbes, and many other media sources have used our service to provide ongoing insight into the PIPE market. Notably, in September 2001 Forbes Magazine profiled our company as Best of the Web for our coverage of the PIPE market.

         In 2001, it became apparent that the technology platforms that we had built for PlacementTracker were truly unique. Therefore, we refined our corporate strategy to leverage our technology with the goal of becoming a leader in the independent research industry. A component of our strategy is to acquire other firms with complementary capabilities and functionalities. During the fourth quarter of 2001, we completed two major acquisitions that provide the foundation to expand our research production and delivery efforts. In October 2001, we acquired certain assets of PCH Securities, Inc., an institutional trading firm offering agency execution services. This acquisition enabled us to begin offering "soft-dollar" payment options to institutional clients. "Soft-dollar" payment is the use of trading commissions by institutional clients in exchange for research. The PCH acquisition helped us to increase our research subscription client base to include more buy-side firms, gave us better pricing power on our research products, and provided us the opportunity to capture incremental trading revenue. In December 2001, we acquired PCS Securities, Inc., a leading provider of independent research products to the institutional investment community. The PCS acquisition gave us a base of more than 400 buy-side institutional clients, as well as marketing and distribution rights for a suite of approximately 20 highly regarded independent research products.


         Both acquisitions were milestones toward accomplishing our goal of leveraging our financial technology in the independent research space. The acquisitions of PCH Securities, Inc. and PCS Securities, Inc. provide us with significant institutional distribution and subscription collection capabilities, and also provide us access to high-end independent research products. We expect that acquisitions of independent research providers and additional financial technology capabilities will continue to play a major role in the execution of our corporate goal of becoming the leading single-source provider, developer, integrator, and marketer of high-end independent research.

         As a result of the refined corporate strategy implemented in 2001 and the resulting acquisitions in the fourth quarter, we focused our resources away from investment banking services. We expect investment banking to play a diminishing role in our longer-term growth plans.


Technology Platforms
--------------------

         The technology platforms we built for PlacementTracker are designed to provide a number of benefits to our clients. These benefits provide the framework for all of the components we expect to provide to the independent research products we integrate onto our single-source Data Delivery Platform(TM). The most notable benefit is the real-time interactive functionality of our research and data. This interactivity puts the user in control of assumptions and conclusions, and allows every user to be their own analyst when examining research and data. We believe that this functionality has the potential to be widely applied to other independent research products in a single-source destination for independent research products. The key features of our Data Delivery Platform(TM) are:

         1.   User Analytics and Interactivity;

         2.   Real-Time Usage Tracking; and

         3.   Automated Trading & Investment Ideas.

User Analytics and Interactivity

         Traditional financial research, whether independent or produced by a large Wall Street firm, is a static product. Unlike most firms that publish a report and email it or send it by regular mail to clients, our research is interactive and real-time. Our research platform enables our clients to proactively change assumptions, look at the reporting mechanisms in alternative ways, and draw their own conclusions based on the core data. Our platforms are designed to make every user an analyst. The platforms provides users with the ability to create their own charts, spreadsheets, comparables, and analytical guides by allowing them to access the core underlying data and extract only the data that they need for a particular project.

Real-Time Usage Tracking

         One of the most powerful marketing tools of our platforms is the ability to track in real-time which of our clients is accessing the research and what they are looking for. These tools help to eliminate the most significant risk inherent to the way research is commonly distributed; the risk that the research firm does not get paid for its product. The platform replaces the "wish-and-a-prayer" distribution method of traditional research. Instead of sending the research product out by mail or email and hoping that the product is read and used for investment ideas, the platform is able to tell us immediately who is accessing the research and for what specific purposes, allowing a sales trader the opportunity to make an intelligent marketing call. Traditional research providers hope that a client reads the product, hope that the client acts upon the idea, and hope that the client picks up the phone and calls an order to its trading desk to pay for the research. Our distribution and method of holding clients accountable for payment is superior to traditional means of research publication and dissemination.

Automated Trading & Investment Ideas

         The purpose of any research product is to produce successful trading and investment ideas for the research subscriber. Our Data Delivery Platform(TM) can automatically generate trading and investment ideas for subscribers. For example, our PlacementTracker Trading Tools module draws on over five years of historical data to pinpoint specific parameters of PIPE transactions to trigger a buy or sell recommendation on the underlying common stock. Back-tested against over 4,500 transactions, the Trading Tools module has at least a 70% success rate on long picks (buy ratings) and greater than 80% success rate on short picks (sell ratings) (data as of March 20, 2002).


Business Components
-------------------

Research Production and Distribution

         Our competitive advantage stems from our ability to produce, deliver, and integrate independent research products onto our established technology platforms. We maintain a highly trained staff of technology and research professionals who are responsible for the production and distribution of proprietary research products, the creation of new technology and applications, and the evaluation of prospective independent research products that could be delivered on our platforms.

Research Subscription Sales

         The sale of institutional research is typically done on a subscription basis, with average annual subscription amounts ranging from $20,000 to more than $200,000. Subscriptions are paid for by cash payments or through the allocation of trading commissions via the use of "soft-dollars". Over the past few years, the competition for control of "soft-dollar" trading among large brokerage firms has become intense and has driven the profit margins for "soft-dollar" trading lower. However, we believe we can effectively compete and generate margins higher than industry averages by owning and controlling the research and data products. We maintain an internal research sales staff for the marketing of proprietary research products and we have a well-established relationship with a third-party institutional marketing company, Institutional Research Services, Inc., that complements our internal sales efforts. Institutional Research Services is a company wholly-owned by Raymond A. Hill III, a director and significant shareholder of our company.

Capital Markets Group

         In order to capitalize on the trading revenue derived from the research products that we own and control, and to cultivate our institutional client relationships and maximize our opportunities to generate multiple revenue streams, we recently launched our Capital Markets Group. We offer our clients institutional agency execution services as a means to pay for our research products. Trading also enables us to capture additional trading revenue (above the price of the research) that results from the "soft-dollar" trading relationships. Finally, trading allows us the ability to cross-sell products, cultivating research clients into trading clients, and vise-versa.

"Soft-Dollar" Revenue

         Our acquisition of PCS Securities, Inc. in December 2001 positioned our company as a leading provider of independent research to the institutional investment community. In exchange for soft dollar trading commissions, PCS contracts with independent research providers to pay them a fixed dollar amount per year for their research production and, in turn, markets the research to institutional investors. PCS distributes research products to over 400 institutional investors and to most of the major investment banks. Our decision to acquire PCS was driven largely by our need to access its large base of top-tier institutional clients and its suite of highly regarded independent research products. We intend to leverage PCS's client base and revenue stream to develop stronger marketing channels for our own proprietary research and data, and we intend to use PCS's management expertise in the independent research arena to help better identify potential acquisition candidates.


Acquisitions
------------

         We expect acquisitions to be a major source of our growth. In 2001, we completed three major acquisitions:

         1.   The reverse-merger with PPI Capital Group, Inc.;
         2.   The acquisition of the assets of PCH Securities, Inc.; and
         3.   The merger with PCS Securities, Inc.

The PPI Capital Merger
----------------------

         As of May 15, 2001, PPI Capital Group, Inc., a Utah corporation ("PPI"), DirectPlacement.com, Inc., a Delaware corporation ("DPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI. On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI exchanged for options and warrants of PPI based upon the Exchange Ratio. In addition, Mark Scharmann, PPI's President and Chief Executive Officer, resigned as an officer and director of PPI. The other former members of management of PPI also resigned as officers of PPI. Upon consummation of the Merger, Brian M. Overstreet and Robert F. Kyle joined the two remaining members on PPI's Board of Directors. As of the Effective Date, Mr. Overstreet and Mr. Kyle became the President and Chief Executive Officer and Vice President, Secretary and General Counsel, respectively, of PPI. The transaction has been reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained as the accounting acquirer. Accordingly, the merger has been accounted for as a recapitalization of DPI.

The Acquisition of PCH Securities, Inc.
---------------------------------------

         As of October 2, 2001, the Company, PCH Securities, Inc., a California corporation ("PCH"), DP Securities, Inc., a California corporation ("DP Securities"), and F. Timothy Hurley ("Hurley") entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which on October 26, 2001, DP Securities acquired certain assets of PCH. Pursuant to the Purchase Agreement, DP Securities purchased substantially all of the assets owned, used or held by PCH to conduct its financial services business, including among other things, the equipment and customer list of PCH. As payment for the assets, the Company issued an aggregate of 417,866 shares of common stock of the Company having a fair market value of approximately $1,000,000 at date of acquisition. In addition, DP Securities entered into a three (3) year employment agreement with Hurley, pursuant to which Hurley will serve as the Head of Trading of Capital Markets Unit.

The Acquisition of PCS Securities, Inc.
---------------------------------------

         As of December 14, 2001, the Company, PCS Merger Corp., a Washington corporation and wholly owned subsidiary of the Company ("MergerSub"), PCS Securities, Inc., a Washington corporation ("PCS"), Susanne S. Pruitt ("Pruitt") and Raymond A. Hill, III ("Hill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on December 21, 2001, MergerSub merged with and into PCS (the "Merger"). On December 21, 2001, the holders of common stock of PCS received an aggregate of 10.5 million shares of the Company's common stock, in exchange for all of the issued and outstanding shares of capital stock of PCS. Immediately prior to the Merger, Pruitt and Hill owned

51% and 49% of the total number of shares of common stock of PCS outstanding, respectively. By virtue of the Merger, Pruitt received 5,355,000 shares of the Company's Common Stock and Hill received 5,145,000 shares of the Company's Common Stock. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) of PCS as of December 31, 2001. The total additional purchase price will be approximately $700,000, $500,000 of which was due and payable as of March 29, 2002, and approximately $200,000 of which will be due and payable on June 29, 2002. In addition, the Company entered into (i) a five (5) year employment agreement with Pruitt, pursuant to which Pruitt will serve as the Company' Director of its Capital Markets Unit, and (ii) a five (5) year consulting agreement with Hill, pursuant to which Hill will provide the Company with advice regarding existing client and new client services. Further, Pruitt and Hill were each appointed to the board of directors of the Company and Brian M. Overstreet, Robert F. Kyle, and Pruitt were elected to the board of directors of PCS.

Future Transactions
-------------------

         As we continue our growth, we will seek to acquire additional assets and/or businesses that enhance stockholder value by meeting one or more of the following criteria: (i) adding to our single source platform of proprietary financial data and research products, (ii) improving our technology and research delivery capabilities, (iii) increasing our profit margins, or (iv) increasing our client distribution and marketing capabilities.


Competition
-----------

         The independent research, financial technology, and financial services industries are characterized by intense competition. We face competition in all aspects of our business and compete directly with, among others, traditional Wall Street research providers, independent research providers, brokerage firms of all sizes, and larger financial data providers. Most of our competitors have longer operating histories, have significantly greater financial, personnel, marketing, research and other resources, have greater operating efficiencies, and have established reputations relating to product offerings and customer service. In addition, many of our competitors offer a wider range of services and financial products than we do. Over the past several years, the securities industry has become increasingly competitive. Numerous securities firms have either ceased operations or have been acquired by other firms and certain corporations with substantial financial resources, expertise and access to capital markets have entered the securities industry by acquiring leading securities firms.

Financial Data and Research
---------------------------

         The market for independently produced financial data and research is highly competitive. Recent downturns in the general marketplace and current general distrust of research produced by large investment banks has led to the creation of numerous small independent financial data and research providers that report on any number of niche industries or market spaces.

         Our ability to maintain our competitive advantage in the financial data and research markets is centered on:

         (i) our ability to create and/or acquire innovative financial data and research products that are readily marketable to our middle market institutional client base;
         (ii)     our focus on a defined, yet very extensive, market niche; and

         (iii) our ability to provide "big firm" knowledge and service to middle market institutional investors.

         Each financial data and research product that the Company creates or acquires will be subject to its own unique set of competitive hurdles. The Company's flagship product, PlacementTracker focuses exclusively on the growing market for Private Investment in Public Equities. Since PlacementTracker's launch in December 1999, two competing online PIPE information providers have launched - Equiplace.com and PrivateRaise.com. The Company believes that PlacementTracker provides its subscription members with a great number of value-added services that are not available through either of the competitive products. The Company continually strives to maintain that competitive advantage through new service offerings and developments. Nevertheless, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share. We can provide no assurance that we will be able to compete effectively with current or future competitors for our current or future financial data and research products or that the competitive pressures we face will not harm our business.

Capital Markets Group and "Soft-Dollar" Brokerage
-------------------------------------------------

         The institutional brokerage business is highly competitive. The Company must meet price competition commensurate with the products and level of service that it offers. Such competition affects not only the Company's ability to compete for new clients, but also its ability to attract and retain highly skilled employees.

         The Company's brokerage business competes directly and indirectly with independent specialty firms, as well as with traditional full-service brokerage firms, both domestic and foreign, that offer independent research and engage in "soft dollar" brokerage. In addition, the Company competes directly with traditional full-service firms that offer trade execution and proprietary research similar to the Company's, as well as other types of research and brokerage services not offered by the Company. Established U.S. and international brokerage firms, as well as independent specialty firms, are the most likely candidates to compete successfully for customers seeking independent research and "soft dollar" arrangements. This is especially true as larger investment management firms seek to consolidate the number of brokers that they use and obtain both proprietary and independent research from the same broker.

         The quality and cost of execution are the primary considerations in competing for execution-only brokerage. The Company does not make position bids or offers or otherwise commit its capital to trading. Consequently, the Company may not be able to compete for brokerage business in cases where another broker-dealer commits its own capital or is able to execute transactions at a lower cost. The Company believes that it successfully competes for brokerage business because of the variety and quality of the independent and proprietary data and research services that it provides and because of the quality of its trade execution.

         The low capital requirements of the institutional brokerage businesses mean that there are no true financial barriers to entry into the business. However, the Company's relationships with major institutional investors and third-party research providers are not easily duplicated. The institutional brokerage business has undergone considerable consolidation in the last few years, both domestically and cross-border. Such activity not only creates larger competitors with greater resources, but also results in increased competition for highly skilled employees.

         The Company's ability to compete with significantly larger and better capitalized traditional soft-dollar brokerage firms is based on its unique research-oriented approach. By owning and/or controlling the independent research products and the distribution of the products via a single-source platform, the Company believes that it can effectively control and direct the soft-dollar commission flow designated for the Company's products through its own trading desk.

         The Company considers the following to be direct competitors in the capital markets and "soft-dollar" brokerage markets: Westminster Research Associates (recently acquired by Bank of New York (NYSE: BK)), Capital Institutional Services, Inc., Donaldson & Company, and Hoenig Group, Inc. (recently acquired by Investment Technology Group, Inc. (NYSE: ITG)).


Research Products
-----------------

         We market and distribute research and analytical products on a wide range of investment alternatives, including quantitative research, economic and sector analysis, contrarian and short selling research, and merger arbitrage analysis. Through our PCS Securities subsidiary we maintain marketing relationships with approximately twenty independent research providers. Those relationships provide for a fixed payment amount to the research provider for each research product sold and collected for by PCS. The payment amounts vary by research product and provider, but are generally dictated by the overall market rates of similar products. For approximately half of these research products, PCS maintains an exclusive marketing right to the research product. For the other half, PCS is one of many "soft-dollar" collection firms marketing the products. Whether exclusive or non-exclusive, a research provider may decide at any time to end its relationship with PCS and/or demand higher payment amounts.


Sales and Marketing
-------------------

         We use both internal and external sales and marketing resources for our research products, capital markets and "soft-dollar" services. Our internal marketing resources include directed marketing of our PlacementTracker research platform, directed marketing of our agency-execution trading desk to institutional investors, and directed marketing of our "soft-dollar" services to independent research providers. External marketing is provided by Institutional Research Services, Inc., a company wholly-owned by Raymond A. Hill III, a director and significant shareholder of our company. Institutional Research Services provides external marketing support for our "soft-dollar" services only.

         Internal marketing of our PlacementTracker research product is enhanced greatly by the usage of tracking features of our Data Delivery Platform(TM). Due to those features and the directed marketing plan that we incorporated in early 2001 for the PlacementTracker product, we have been able to grow the subscription base of PlacementTracker from zero corporate subscribers to more than forty corporate subscribers in less than one year. All subscriptions are three or six month subscriptions with automatic renewal features. Our relationship with our subscription customers is good. We have no one subscription client that represents more than seven percent of our subscription revenue and we maintain a low cancellation rate for the product. In 2002, we intend to expand our internal marketing efforts to incorporate directed marketing for all of the research products that we integrate onto our single-source platform. As we continue to grow, the ability to manage the marketing process in-house through highly skilled and educated institutional salesepeople will continue to play a large role in the success of our company.

         The marketing of our agency-execution trading desk and our "soft-dollar" services is dependent on the quality of the independent research products that we market and develop. Through our PCS Securities subsidiary, we maintain strong multi-year relationships with the vast majority of the research providers for whom we market. Our relationships with institutional clients is similarly strong. We maintain over 400 institutional trading and "soft-dollar" clients, the largest of which represents less than seven percent of our trading and soft-dollar revenue. In 2002, we intend to solidify our relationships with both research providers and institutional clients through the integration of multiple research products onto our single-source platform.


Government Regulation
---------------------

Regulation of the Securities Industry and Broker-Dealers.
---------------------------------------------------------

         Our broker-dealer businesses are subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. Each of DP Securities, Inc. and PSC Securities, Inc. is a broker-dealer registered with the SEC and a member of the NASD.

         The SEC, self-regulatory organizations such as the NASD, and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer, its officers, or its employees. The SEC and self-regulatory organization rules cover many aspects of a broker-dealer's business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use, and safekeeping of customers' funds and securities, record-keeping, the financing of customers' purchases, broker-dealer and employee registration, and the conduct of directors, officers, and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

Effect of Net Capital Requirements
----------------------------------

         As a registered broker-dealer and member of the NASD, each of DP Securities, Inc. and PCS Securities, Inc. is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

         Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level. If a broker-dealer engages in underwriting, their net capital requirements will significantly increase. The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances.

         The Uniform Net Capital Rule and NASD rules require prior notice to the SEC and the NASD for certain withdrawals of capital and also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

         In addition, the Uniform Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days. A change in the Uniform Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those parts of our operations that require the intensive use of capital and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. As of December 31, 2001, the minimum amount of net capital required to be maintained by each of DP Securities, Inc. and PCS Securities was $5,000.

Soft Dollar Trading
-------------------

         Money managers owe a fiduciary duty to the clients for whom they invest funds. Soft dollar arrangements may create a conflict of interest between the money manger and its clients because the money manager receives research and brokerage services from the brokerage firm in exchange for commissions paid by the money manager's customers. This conflict can be particularly troublesome when the commission rate charged by a brokerage firm providing the research and brokerage services is higher than the lowest commission rate available. To address theses concerns, Section 28(e) of the Securities Exchange Act of 1934, as amended, was adopted to provide money managers with a "safe harbor" that protects them from claims that they breached their fiduciary duties by accepting research or brokerage services from a broker which charged more than the lowest commission rate available.

         In order for a money manager to avail itself of the Section 28(e) safe harbor, each of the following requirements must be met:

         o the services received must constitute "research" or "brokerage services";

         o    such services must be provided by the brokerage firm;

         o the money manager must make a good faith determination that the commission paid to the brokerage firm is reasonable in relation to the value of the research or brokerage services provided;

         o the transactions executed by the brokerage firm must be securities transactions executed on an agency basis (i.e. not as a principal or underwriter); and

         o the money manager must fully and accurately disclose the material terms of the soft dollar arrangement.

         While the Company does not act as a money manager with investment discretion, it is nevertheless indirectly effected by the rules and regulations governing soft dollar arrangements. As a "soft dollar" firm providing research and brokerage services, the Company's money manager customers are subject to strict review by regulators with respect to their compliance with applicable laws and the proper discharge of their fiduciary duties. Failure by our customers to comply with such rules and regulations could have a material adverse effect on the Company in the event that such failure results in a decrease in soft dollar transactions.

Application of Laws and Rules to Internet Business and Other Online Services
----------------------------------------------------------------------------

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights, and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (Securities Act), which governs the offer and sale of securities, and the Exchange Act, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Although the

SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business. As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. Our broker-dealer subsidiary and our non-broker dealer subsidiaries are qualified to do business as a foreign corporation in only a few jurisdictions; failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.


Intellectual Property
---------------------

         We use a combination of patent, trademark, copyright and trade secret laws to protect our proprietary intellectual property.

         In June 1999, we filed trademark applications with the United States Patent and trademark Office ("USPTO") under International Classes 35, 36 and 42 for DirectPlacement(TM) and DirectPlacement.com(TM). In July 2000, we filed trademark applications with USPTO under International Class 36 for PlacementTracker.com(TM) and in May 2001 we filed a trademark applications with USPTO under International Class 35 for the MiniSecondary(TM) trademark.

         PCS Securities claims common law ownership of each of the following trademarks: PCS; PCS Securities, Inc.; and PCS block design.

         In addition, in March 2000 we filed two patent applications with the USPTO with respect to our internally developed online auction, offering, and complex bidding systems.

         There can be no assurance, however, that the Company will be able to effectively obtain rights to the trademarks or inventions covered by its trademark and patent applications. Moreover, no assurance can be given that others will not assert rights in, or ownership of, in the intellectual property rights of the Company or that the Company will be able to successfully resolve such conflicts. The failure of the Company to protect such rights from unlawful and improper appropriation may have a material adverse effect on the Company's business and financial condition.


Credit Facility
---------------

Bear Stearns Credit Line
------------------------

         In connection with the acquisition of PCS, in December 2001, the Company entered into a Credit Facility with Bear Stearns and Co., Bear Stearns Securities Corp. and their affiliates ("Bear Stearns"), pursuant to which Bear Stearns agreed to provide a line of credit to the Company of up to $3,000,000

("Line of Credit"). In exchange, the Company issued a promissory note to Bear Stearns for the principal amount of up to $3,000,000 with an interest rate equal to Bear Stearns' broker-call rate plus 3%, which at December 31, 2001 amounted to an interest rate of approximately 5.75% per annum (the "Promissory Note"). The principal amount of the Promissory Note and any unpaid interest thereunder is payable on demand. In consideration for the Line of Credit, Brian M. Overstreet, the Company's President and Chief Executive Officer, Susanne Pruitt, the Company's Managing Director of the Capital Markets Group, and Raymond A. Hill, a director and significant shareholder of the Company, each entered into a Guarantee with Bear Stearns pursuant to which Mr. Overstreet, Ms. Pruitt, and Mr. Hill each personally guaranteed the Company's full and prompt payment and all other obligations of the Company pursuant to the Note. In addition, the Company maintains on deposit with Bear Stearns an aggregate amount of not less than $1,500,000.

Comerica Credit Line
--------------------

         On March 27, 2002, the Company received a commitment letter from Comerica Bank ("Comerica"), pursuant to which Comerica agreed to extend a $5,000,000 revolving line of credit to the Company, subject to the terms and conditions contained in the definitive loan documents. The commitment letter provides for a one (1) year credit facility at an interest rate equal to Comerica's prime rate plus 1.5%. The borrowing base will be limited to the lesser of $5.0 million or sixty percent (60%) of Eligible Prepaid Expenses (as defined) and seventy five percent (75%) of Eligible Accounts (as defined). The loan will be secured by a first priority security interest in all of the Company's assets. In addition, the credit facility documents will contain other customary covenants and conditions. The Company anticipates finalizing the negotiation and execution of the definitive loan facility documents in the near future.


Convertible Debentures
----------------------

         On December 17, 2001 (the "Issuance Date"), the Company entered into Securities Purchase Agreements, dated as of December 17, 2001 (the "Purchase Agreement") with certain institutional investors (the "Purchasers"), pursuant to which the Company issued convertible debentures in the aggregate principal amount of $1,600,000 (the "Debentures") in exchange for a loan of $1,600,000. The Debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until the debenture is paid in full or converted into shares of the Company's common stock. The maturity date of the Debentures is December 17, 2003. The Debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

         The Company has also agreed to redeem the Debentures in the event that there is (i) a change of control of the Company in a single transaction or series of related transactions; (ii) or a sale of all or substantially all of the Company's assets. In such an event the redemption price payable by the Company is equal to the number of shares into which the Debentures are then convertible multiplied by the average closing bid price of the Company's common stock for the five trading days immediately preceding the date the Debentures are called for redemption as reported by Bloomberg L.P.

         The holder of the Debentures have the right at any time to convert the outstanding amount of the Debentures held thereby into shares of the Company's common stock at a conversion price of $1.62. If not previously redeemed or converted, the conversion price may be adjusted to a price equal to 85% of the market price of the Company's common stock at certain points in the future.

         In addition, in connection with the issuance of the Debentures the Company granted to the Purchasers warrants (the "Warrants") exercisable until December 17, 2006, for a total of 160,000 shares of the Company's common stock at an exercise price of $1.94 per share. Further, the Company provided the Purchasers with certain demand and piggyback registration rights. Under the terms of a Registration Rights Agreement, dated December 17, 2001, with the Purchasers, the Company agreed to file with the Securities and Exchange Commission (the "Commission") a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants (the "Underlying Shares") within sixty (60) days following the Issuance Date. The Company also agreed to have such registration statement declared effective by the Commission within one hundred twenty (120) days following the Issuance Date. If the Company proposes to file a registration statement with the Commission (other than on Forms S-4 or S-8) on an underwritten basis within 3 years following the Issuance Date, then the Company shall permit the holders of the Debentures to have the Underlying Shares covered by such registration statement, subject to certain limitations.


Employees
---------

         DirectPlacement, Inc. and its subsidiaries currently employ 20 persons full-time. Of these employees, 7 are in corporate management and administration, 4 are in technology operations, 3 are in sales and marketing, 3 are analysts for our PlacementTracker product, and 3 are in trading operations. Our staff includes 12 licensed brokers with the NASD. Our NASD registered representatives are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business, and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination of employment. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon growth of our business.


Historical Activities of the Company
------------------------------------

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

         On March 13, 1989, PHCI acquired the 1,000,000 issued and outstanding shares of common stock of Pain Prevention, Inc., an Illinois corporation, in a reverse merger transaction in exchange for 37,031,250 shares of the PHCI's common stock. Pain Prevention, Inc. (Illinois), had been in the business of developing and marketing certain dental products. The Board of Directors and stockholders of PPI also approved the change of the PHCI's name to Pain Prevention, Inc., and an increase in the authorized shares from 50,000,000 to 200,000,000 shares of common stock, par value $0.001 par value. By the end of 1989, Pain Prevention, Inc. (Illinois) discontinued all operations. Neither Pain Prevention, Inc. (Illinois) nor PPI has had any subsequent business operations. In November, 1997, Pain Prevention, Inc. (Illinois), changed its name to PPI Capital Corp., and its state of domicile from Illinois to Utah. In May 1998, Gregory Jess Halpern sold 12,980,831 shares of PPI's common stock, which amount represented approximately 75.47% of the total 17,198,707 issued and outstanding shares, to Mark Scharmann for $40,000. In connection with the sale of controlling interest, Mr. Halpern resigned as an officer and director, and Karen Stefanczyik and Earl Kohn resigned as directors. Mark Sharmann was appointed President and Director, Dave Knudson was appointed Vice-President and Director, and Dan Price was appointed Secretary and Director.

         The PPI Board proposed a recapitalization that provided a 1-for-10 reverse split of the issued and outstanding shares, and a name change to "PPI Capital Group, Inc." The reorganization was proposed to reduce the number of outstanding shares in order to make PPI more attractive as a potential merger or acquisition candidate. The name change was implemented to make PPI's name more generic and less representative of its former business operations. The proposals were approved in a special shareholders meeting on June 1, 1998. PPI Capital Group, Inc. has no affiliation with PPI Capital Corp. Since discontinuing operations PPI was a "shell" company and its business purpose was to locate and consummate a merger or acquisition with a private entity.

         Effective May 15, 2001, PPI implemented a 1-for-10 reverse stock split, reducing its 15,020,000 issued and outstanding shares of common stock to 1,502,000 shares. In connection therewith, the NASD assigned the Company a new symbol, changing the Company's trading symbol on the OTC Bulletin Board from "PPIK" to "PPIM".

         On June 11, 2001, PPI Capital Group, Inc. and DirectPlacement.com, Inc. closed a merger transaction, and as a result, DirectPlacement.com, Inc. became a wholly owned subsidiary of PPI Capital Group, Inc. See "Business - Acquisitions
- The PPI Capital Merger."

         On November 21, 2001, a majority of shares outstanding of PPI approved, among other things, (i) the election of Brian M. Overstreet, Robert F. Kyle, William J. Jackson, Paul Kupferstein and John Ramsey as members of the Company's Board of Directors, and (ii) the change of PPI's state of incorporation from the State of Utah to the State of Delaware. As a result, PPI merged with and into its wholly owned Delaware subsidiary, DirectPlacement, Inc. The Certificate of Incorporation and By-laws of DirectPlacement, Inc. survived the merger and effective November 27, 2001, the Company changed its trading symbol on the OTC Bulletin Board from "PPIM" to "DPLM".

         In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

We Have A Limited Operating History. As A Result, You May Have Difficulty Evaluating Our Business And Prospects.

         We have a limited operating history. We began our development activities in March 1999, and only commenced our financial data services in December 1999, our investment banking services in September 2000, and our trading services in October 2001. Our business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

We Have Incurred Net Losses and Accumulated Deficit to Date.

         We were formed in 1999 for the purpose of developing a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Since we commenced our business operations in 2000, we have a very limited operating history. For the year ended December 31, 2001 and 2000, DPI had net losses of $3,124,343 and $1,043,277, respectively. As of December 31, 2001, our accumulated deficit totaled $4,444,626. Like any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be no assurance that we will successfully implement our business plan in a timely or effective manner. There can be no assurance that the Company will not continue to incur net losses in the future or that it will be able to operate profitably.

         To achieve and sustain profitability, we must accomplish numerous objectives, including:

         o    substantially increasing the number of paying customers; and
         o    improving operating margins.

         We cannot assure you that we will be able to achieve these objectives.

We May Need Additional Capital, and We Cannot Be Sure That Additional Financing Will Be Available.

         Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings. Although we currently anticipate that our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

If Our Efforts To Attract Customers Are Not Successful, Our Revenue Growth Will Be Affected Adversely.

         We must continue to attract and retain customers. To succeed, we must continue to attract a large number of customers who have traditionally used alternative suppliers of research products and/or brokerage services. Our ability to attract and retain customers will depend in part on our ability to consistently provide our customers reliable research, including a format that is user friendly and with respect to certain products, customizable by each customer. If customers do not perceive our services to be of high quality, or if we introduce new services or products that are not favorably received by them, we may not be able to attract or retain customers. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers, and as a result, our revenue growth will be affected adversely.

There Are Risks Associated With Our Planned Expansion And Acquisitions.

         In connection with our expansion, including certain of the currently contemplated acquisitions, there are certain additional risks we have undertaken and will undertake in the future, many of which are not risks presently associated with our core business and operations. For example, our management will be presented with new challenges and risks associated with the development, integration and implementation of the new products and services. We believe that our management team and the management teams of any companies that we may acquire will be adequate to manage and supervise any new business line, however, we cannot be sure that management will be able to address all of the new risks associated with these business or that the policies and procedures we will implement will be sufficient.

Increases In The Cost Of Delivering Research Products Would Adversely Affect Our Gross Margins And Marketing Expenses.

         Through our PCS Securities subsidiary we maintain marketing relationships with approximately twenty independent research providers. Those relationships provide for a fixed payment amount to the research provider for each research product sold and collected for by PCS. The payment amounts vary by research product and provider, but are generally dictated by the overall market rates of similar products. For approximately half of these research products,

PCS maintains an exclusive marketing right to the research product. For the other half, PCS is one of many "soft-dollar" collection firms for the research products. Whether exclusive or non-exclusive, a research provider may decide at any time to end its relationship with PCS and/or demand higher payment amounts. Increases in our cost of acquiring and customizing research products would adversely affect our gross margins if we are unable to raise the prices charged to our customers to offset the increase.

If We Do Not Correctly Anticipate Our Short And Long-Term Needs For Research Products, Our Customer Satisfaction And Results Of Operations May Be Affected Adversely.

         We may not acquire the type, manner and form of research products to meet the demands of our customers. If we do not accurately forecast customer demand for new research products, our customer satisfaction and operating results will be harmed. If we underestimate the need for particular research products, our customers may become dissatisfied and terminate their subscriptions with us.

The Competition We Face From Both Established And Recently Formed Firms May Adversely Affect Our Revenue And Profitability. We Also Face Competition From Firms That Are Not Currently In Our Market But Could Quickly And Easily Enter Our Market.

         We encounter intense competition in all aspects of our business, and we expect this competition to increase. For example, we face competition from financial service firms of all sizes. We have experienced intense price competition in all areas of our business. We believe that we may experience pricing pressures in these areas in the future as some of our competitors seek to obtain market share by reducing prices. Established professional service and financial firms could leverage their existing and future relationships with startups, expertise, and established reputations to quickly enter our market, thereby reducing the demand for, or the prices of, our services. If we are unable to compete effectively with these competitors, the quality of the companies applying to us for assistance may be reduced. Many of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than us. In addition, many of these competitors offer a wider range of services and financial products than we do. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be used to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business.

Our Revenues are Highly Dependent on Services Provided to the Company by Independent Research Providers.

         The majority of research products distributed by the Company are produced by independent research analysts that are not contractually obligated to provide future services or that fix the price of future services, if any. If we are unable to negotiate future service agreements or if the price of research products that we purchase increases, our revenues and/or gross margin may be affected adversely.

Variations In Our Quarterly Operating Results Could Cause Our Stock Price To Fluctuate.

         The timing of our revenue depends on a number of factors that are outside of our control. Historically. PCS receives a substantial percentage of its revenues during the fourth quarter of each calendar year and a disproportionately small percentage of revenue during the first quarter of each calendar year. In addition, we receive investment banking success fees only when our client companies close their transactions, the timing of which is largely outside our control. To the extent that a particular transaction is delayed into a subsequent quarter, our cash revenue from that client will also be deferred into a subsequent quarter, which could cause us to fail to meet the quarterly expectations of stock market analysts or investors.

If We Fail To Maintain Or Adequately Replace Our Relationships With Third Parties With Whom We Have Marketing Relationships And On Whom We Rely For Many Of Our Customers, Our Gross Margins May Be Affected Adversely.

         We rely on third parties, including Institutional Research Services, Inc. ("IRS"), to aid in our marketing efforts. If we are not able to continue our relationship with IRS, our ability to attract new customers may be affected adversely. Our competitors may offer such third parties better terms or otherwise provide them with incentives to discontinue their relationship with us. If we fail to maintain such relationships, our business may be affected adversely.

If We Become Subject To Liability For The Research Products That We Deliver, Our Results Of Operations Would Be Affected Adversely If Such Liability Exceeds Our Insurance Coverage.

         As a seller of research products, we face potential liability for libel, negligence, securities fraud, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. If we become liable, particularly for claims that are not covered by our insurance or are in excess of our insurance coverage, then our business may suffer. Litigation to defend these claims could be costly and harm our results of operations. We cannot assure you that we are adequately insured to cover claims of these types or to indemnify us for all liability that may be imposed on us.

Periods Of Declining Securities Prices, Inactivity, Or Uncertainty In The Public Or Private Equity Markets May Adversely Affect Our Success And Revenue Due To A Decline In Investment Activity.

         Our trading revenues are likely to be lower during periods of declining securities prices. The public markets have historically experienced significant volatility not only in the number and size of initial financing transactions, but also in the secondary market trading volume and prices of newly issued securities. For example, the securities markets for Internet companies have recently experienced significant activity and volatility, generally resulting in declining prices. Broker-dealers are directly affected by national and international economic and political conditions, broad trends in business and finance, and substantial fluctuations in volume and price levels of securities transactions. Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide services.

Our Directors And Executive Officers Control Approximately 64% Of Our Common Stock And May Have Interests Differing From Those Of Other Stockholders.

         As of March 27, 2002, our directors and executive officers own approximately 64% of our outstanding common stock. These directors and executive officers, if acting together, would be able to significantly to influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder your ability to receive a premium for your shares.

Our Brand May Not Achieve The Broad Recognition Necessary To Succeed.

         We believe that broader recognition and positive perception of the DirectPlacement and PlacementTracker brands are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand enhancement strategy, which will include multimedia advertising, promotional programs and public relations activities. These initiatives will require significant expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues. These expenditures may not result in sufficient increases in revenues to offset these expenditures.

If We Do Not Continue To Develop And Enhance Our Services In A Timely Manner, Our Business May Be Harmed.

         Our future success will depend on our ability to develop and enhance our products and services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

         -    effectively use new technologies;
         -    adapt our services to emerging industry or regulatory standards;
              or
         -    market new or enhanced services.

         If we are unable to develop and introduce new or enhanced products and services quickly enough to respond to market or customer requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, our business could be seriously harmed.

Internet And Internal Computer System Failures Or Compromises Of Our Systems Or Security Could Damage Our Reputation And Harm Our Business.

         Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience future system failures and degradations. We cannot assure you that we will be able to prevent an extended systems failure if any of the following events occurs:

         -    human error;
         -    subsystem, component, or software failure;
         -    a power or telecommunications failure;
         -    an earthquake, fire, or other natural disaster;
         -    hacker attacks or other intentional acts of vandalism; or
         -    an act of God or war.

         Any such systems failure that interrupts our operations could seriously harm our business. We currently have limited off-site data storage and disaster recovery systems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our future success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. To the best of our knowledge, to date, we have not experienced any security breaches in the transmission of confidential information. Moreover, we continually evaluate advanced encryption technology to ensure the continued integrity of our systems. However, we cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by us and our vendors to protect client transaction and other data. Any compromise of our systems or security could harm our business.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange.

         There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

         -    Limited release of the market prices of our securities;
         -    Limited news coverage of us;
         -    Limited interest by investors in our securities;
         -    Volatility of our stock price due to low trading volume;
         - Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
         - Limited ability to issue additional securities or to secure additional financing.

We Depend On A Limited Number Of Key Personnel Who Would Be Difficult To
Replace.

         Our success depends significantly on the continued services of our senior management, especially Brian M. Overstreet, our company's Chief Executive Officer and President. Losing Brian Overstreet or any of our company's and our subsidiaries' other key executives, including Robert Kyle, our company's General Counsel and Secretary, or Susanne Pruitt, the Managing Director of our Capital Markets Unit and President of PCS, could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. Many of our key executives have been employed by us since inception. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We have initiated efforts to obtain "key man" insurance policies on Brian Overstreet and Susanne Pruitt. However, curently, such policies are not in place.

Our Growth Will Be Limited If We Are Unable To Attract And Retain Qualified Personnel.

         Our future success depends in significant part on our ability to retain our key technical staff, business development managers, and management and marketing personnel. In addition, we must continue to attract and retain qualified professionals to perform services for our existing and future clients. Competition for highly qualified technical, business development, and management and marketing personnel is intense. We have in the past experienced difficulty in attracting new personnel. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

If We Cannot Adequately Protect Our Intellectual Property, Our Competitiveness May Be Harmed.

         Our success and ability to compete depends to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Our company has applied for federal registration with the United States Patent and Trademark

Office ("USPTO") of the following marks: DirectPlacement.com, DirectPlacement, PlacementTracker, and MiniSecondary. In addition, our company has filed two patent applications with the USPTO governing the use of our internally developed online auction, offering, and complex bidding systems. The patent applications were filed March 31, 2000, however, the concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to our trademarks thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the names DirectPlacement and PlacementTracker would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

         -    enforce our intellectual property rights;
         - determine the validity and scope of the proprietary rights of others; or
         -    defend against claims of infringement or invalidity.

         Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.

The Market For Online Business Development Services Is New And Unproven. If The Market For These Services Fails To Grow, Our Business Will Suffer.

         The market for online business development services is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for these recently introduced services are subject to a high level of uncertainty. If our online and our traditional investment banking services are not accepted by prospective clients, our business will be seriously harmed.

Governmental Regulation Of The Internet May Negatively Affect Our Business And Reduce Demand For Our Services.

         Laws directly applicable to communications or commerce over the Internet are becoming more prevalent. The manner in which new and existing laws will be applied to the Internet, however, remains largely unsettled. It may take years to determine whether and to what extent existing laws will apply to Internet transactions. The uncertainty relating to how these laws will be applied may increase our cost of doing business and increase the risk associated with doing business.

We, Through Our Broker-Dealer Subsidiaries, Are Subject To Regulation By The SEC State Regulators, And The NASD.

         The securities industry in the United States is subject to regulation under both federal and state laws. The SEC, the NASD, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. If any of these events occur to our broker-dealer subsidiaries, our business and reputation could be seriously harmed. Broker-dealers are subject to regulations covering many aspects of the securities business, including:

         -    sales methods;
         -    trade practices among broker-dealers;
         -    use and safekeeping of customers' funds and securities;
         -    capital structure;
         -    record keeping;
         -    conduct of directors, officers, and employees; and
         -    supervision of employees, particularly those in branch offices.

         Our mode of operation and profitability may be directly affected by:

         -    additional legislation;
         -    net capital requirements;
         - changes in rules promulgated by the SEC, state regulators, the NASD, and other self-regulatory organizations; and
         - changes in the interpretation or enforcement of existing laws and rules.

         Our ability to comply with applicable laws and rules will depend on our establishment and maintenance of an effective compliance system, as well as our ability to attract and retain qualified compliance personnel. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. If we are unable to comply with applicable laws and rules, our business could be seriously harmed.

We May Be Liable For Information Retrieved From Our Website.

         Users of our website may access content on our website and they may download content and subsequently transmit this content to others over the Internet or other means. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement, or the wrongful actions of third parties. Other actions may be brought based on the nature, publication, and distribution of our content or based on errors or false or misleading information provided on our website. Claims have been brought against online services in the past, sometimes successfully, based on the content of material contained on their websites. We are not aware of any such claims threatened against us. However, claims brought by users of our website could be material. Even if these claims do not result in liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, we have limited insurance coverage, which may not cover all such claims to which we are exposed.

Substantial Dilution May Occur From The Exercise of Outstanding Options and Warrants or the Conversion of the Convertible Debenture.

         As of March 27, 2002, the Company had outstanding (i) options to purchase an aggregate of approximately 2,083,136 shares of Common Stock at exercise prices ranging from $.80 to $2.60 and (ii) 663,906 warrants outstanding exercisable for shares of Common Stock of exercise prices ranging from $.80 to $2.30. In addition, the Company has issued 18,281,250 performance warrants each of which is exercisable at $.001 per share, upon the satisfaction of certain performance targets. Holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while its options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. Moreover, the Company borrowed $1.6 million in December 2001 from certain institutional investors and issued convertible debentures and warrants in connection therewith. See "Business - Convertible Debentures"

There is No Assurance That An Active Public Trading Market Will Develop.

         There has been an extremely limited public trading market for the Company's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"Penny Stock" Regulations May Impose Certain Restrictions On The Marketability of Our Securities.

         The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may negatively affect the ability of purchasers of the Company's shares of Common Stock to sell such securities.

Item 2.  PROPERTIES.
         ----------

         Our corporate headquarters and only office is located at 3655 Nobel Drive, Suite 540, San Diego, CA, 92122, where we lease approximately 4,400 square feet of office space at a rental of $135,007 per annum, under a lease which expires in June 2004. We consider the facilities of our Company to be reasonably insured and adequate for the foreseeable needs of our Company.

         We also lease approximately 1,800 square feet of office space on a month-to month basis at 121 Lakeside Avenue, Unit 301, Seattle, Washington 98122 where the operations of PCS Securities is based. The average monthly base rent is $2,667. The property is leased from the two former owners of PCS Securities, Susanne S. Pruitt, a current Director, Managing Director of the Company's Capital Markets Unit and President of PCS Securities, and Raymond A. Hill, III, a current Director of, and consultant to, the Company. Management of the Company believes that the rent paid by the Company under this lease is less than or equal to the fair market value of similar premises within the area.

Item 3.  LEGAL PROCEEDINGS.
         -----------------

         There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
         --------------------------------------------------

         On November 21, 2001, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 8,215,956 votes in favor of his election (and 14 votes withheld) (69.3% of the shares outstanding): (i) Brian M. Overstreet; (ii) Robert F. Kyle; (iii) William
J. Jackson; (iv) Paul Kupferstein; and (v) John Ramsey.

         (b) 2001 Stock Plan. The adoption of the Company's 2001 Stock Plan was approved by the stockholders of the Company (8,106,067 votes for, 109,903 votes against, and 0 votes abstained).

         (c) Appointment of Auditors. The appointment of Nation Smith Hermes Diamond, as independent auditors of the Company, for fiscal year 2001 was approved by the stockholders of the Company (8,106,081 votes for, 0 votes against, and 109,889 votes abstained).

         (d) Reincorporation. The change of the Company's state of incorporation from the State of Utah to the State of Delaware (8,215,956 votes for, 0 votes against, and 14 votes abstained).


                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         The Company's shares of common stock trade on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the two year period ended December 31, 2001 as reported by The OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  COMMON STOCK

                       High     Low                               High     Low
                       ----     ---                               ----     ---

       2001                                        2000
       ----                                        ----
Quarter ended                               Quarter ended         *        *
March 31, 2001        $3.75    $1.57        March 31, 2000

Quarter ended                               Quarter ended         $5.63    $4.00
June 30, 2001         $3.36    $1.75        June 30, 2000

Quarter ended                               Quarter ended
September 30, 2001    $3.30    $1.01        September 30, 2000    $4.69    $2.60

Quarter ended                               Quarter ended
December 31, 2001     $2.70    $1.70        December 31, 2000     $2.60    $1.57

----------
* High and low bid quotations for the quarter ended March 31, 2000 are not available.

         On March 27, 2002, the final quoted price as reported by the OTC Bulletin Board was $1.90 for each share of common stock. As of March 27, 2002, there were 22,953,587 shares of Common Stock outstanding, held of record by 561 record holders and approximately 647 beneficial owners.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL OVERVIEW.

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2001 and 2000.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risks faced by us described in the "Business" section starting on page 17 could materially affect the Company's financial results.

We have only approximately three years of business history. The Company is not yet generating sufficient revenues at December 31, 2001 to support its operations and, as shown in the financial statements, has incurred losses since inception.

DirectPlacement is a financial technology company. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become the leading single-source provider, developer, and marketer of independent research for the institutional investment community.

DirectPlacement was formed in May 1999, and for the period from inception to December 31, 1999 operations were limited to raising capital and developing technology and markets for its products and services. Our growth into financial technology and independent research came as a result of our success with PlacementTracker, a research service introduced by the Company in late 1999, that provides comprehensive information and analysis on every Private Investment in Public Equities ("PIPE") transaction completed since January 1, 1995. In September 2000, the Company expanded its participation in the PIPE market with the launch of its online PIPE offering site (www.directplacement.com) and subsequently conducted six PIPE offerings raising in excess of $78.0 million for middle market public companies.

In early 2001, it became apparent that the technology platforms that we had built for PlacementTracker were truly unique. Therefore, we refined our corporate strategy to leverage our technology with the goal of becoming a leader in the independent research industry. A component of our refined strategy is to acquire other firms with complementary capabilities and functionalities. On June 11, 2001, we became a public reporting company through the reverse acquisition of

PPI Capital Group, Inc. During the fourth quarter of 2001, we completed two major acquisitions that provide the foundation to expand our research production and delivery efforts. In October 2001, we acquired certain assets of PCH Securities. Inc., an institutional trading firm offering agency execution services. This acquisition enabled us to begin offering "soft-dollar" payment options to institutional clients. "Soft dollar" payment is the use of trading commissions by institutional clients in exchange for research. The PCH acquisition helped us to increase our research subscription client base to include more buy-side firms, gave us better pricing power on our research products, and provided us the opportunity to capture incremental trading revenue. In December 2001, we acquired PCS Securities. Inc., a leading provider of independent research products to the institutional investment community. The PCS acquisition gave us a base of more than 400 buy-side institutional clients, as well as marketing and distribution rights for a suite of approximately 20 highly regarded independent research products. Concurrent with the closing of the PCS transaction, we were extended a $3 million revolving line of credit from Bear Stearns that provides us with short term liquidity as needed.

Both acquisitions were milestones toward accomplishing our goal of leveraging our financial technology in the independent research space. The acquisitions of PCH Securities, Inc. and PCS Securities, Inc. provide us with significant institutional distribution and subscription collection capabilities, and also provide us access to high-end independent research products. We expect that acquisitions of independent research providers and additional financial technology capabilities will continue to play a major role in the execution of our corporate goal of becoming the leading single-source provider, developer, integrator, and marketer of high-end independent research.

As a result of the refined corporate strategy implemented in 2001 and the resulting acquisitions in the fourth quarter, we focused our resources away from investment banking services. We expect investment banking to play a diminishing role in our longer-term growth plans.

The Company requires substantial capital to pursue its operating strategy and currently has limited available cash for operations. To achieve and sustain profitability, the Company must substantially increase its revenue base through new customers and products and improve operating margins. If its efforts to increase its revenue base are not successful, its revenue growth and profitability will be adversely impacted. Until the Company can obtain sufficient revenues to fund working capital needs, it will be dependent upon external sources of financing. Although the Company anticipates that it has available liquidity to meet its short term needs, there can be no assurance that the Company will be able to obtain additional capital to integrate its acquisitions, grow its revenue base, invest in technology advancements and continue its activities until revenues are sufficient to cover operations.

RESULTS OF OPERATIONS

The comparability of the Company's result of operations are impacted by the Company's reverse acquisition merger with PPI Capital Group, Inc., and the acquisitions completed in the fourth quarter of 2001. The following tables sets forth, for the periods indicated, certain items in the Company's statements of operations.

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000.

                                                              2001            2000
                                                          ------------     ----------
 Revenues
  Data service revenues                                    $   614,209    $    73,200
  Placement fees                                               806,684        240,000
  Commissions and other fees                                   451,254             --
  Interest and other                                             6,131         46,080
                                                          ------------     ----------
                                                             1,878,278        359,280

 Expenses
  Compensation and benefits                                  1,172,590        381,910
  Merger and acquisition expenses                              785,414             --
  Product research expenses                                    456,626        120,700
  Clearing and execution costs                                  92,544             --
  General and administrative                                 1,737,106        590,000
                                                          ------------     ----------
                                                             4,244,280      1,092,610
                                                          ------------     ----------

 Loss Before Interest, Depreciation and Amortization        (2,366,002)      (733,330)

 Other Income and Expenses
  Interest expense                                             450,844        171,910
  Depreciation & amortization                                  305,097        134,846

 Earnings Before Income Taxes                               (3,121,943)    (1,040,086)

 Income taxes                                                    2,400          3,141
                                                          ------------     ----------

 Net Loss                                                 $ (3,124,343)    (1,043,227)
                                                          ============     ==========

Data Services Revenues

Data services revenue increased 739% to $614,209 in 2001 from $73,200 in 2000. The increase in data services revenues in 2001 is due primarily to upgrades and enhancements to the Company's proprietary PlacementTracker research product that added functionalities in early 2001. In addition, in 2001 the Company was able to sell additional subscriptions to its database due to the expansion of its distribution channel.

Commissions and other fees

Revenue from commission income and other fees was $451,254 in 2001. There were no similar revenues earned in 2000 as these revenues relate primarily to the commencement of institutional agency execution trading and soft dollar revenues following the completion of the Company's acquisitions in the fourth quarter of 2001.

Placement Fee Revenue

Placement fee revenue increased 236% to $806,684 in 2001 from $240,000 in 2000. Placement fees represent commissions in private placements of debt and equity securities completed by the Company. The increase in 2001 as compared to the prior period is primarily due to the closing of two additional private placements in 2001 compared to 2000.

Interest and other income

Interest and other income decreased 87% to $6,131 in 2001 from $46,080 in 2000. The decrease in 2001 relates primarily to the decrease in available cash funds in 2001.

Compensation and Benefits

Compensation and other benefits increased 207% to $1,172,590 in 2001 from $381,910 in 2000. The increase is primarily due to personnel added in connection with the Company's acquisitions in 2001, the growth of its PlacementTracker subscription service and discretionary bonuses earned by Company personnel during the year.

Clearing and Execution costs

Clearing and execution costs were $92,544 in 2001. There were no similar expenses incurred in 2000 as these expenses relate primarily to the commencement of institutional agency execution trading and soft-dollar based research product sales following the completion of the Company's acquisitions in the fourth quarter of 2001.

Merger and Acquisition Expenses

Merger and acquisition expenses were $785,414 in 2001. These expenses represent costs associated with the reverse merger in June 2001, and the two acquisitions completed by the Company in the fourth quarter of 2001, and include professional fees, due diligence, regulatory filings and other expenses associated with these transactions. There were no similar expenses incurred in 2000.

Product Research Expenses

Product research expenses increased 278 % to $456,626 in 2001 from $120,700 in 2000 and represents costs associated with updating content in the Company's proprietary databases and costs related to independent research products. The increase is primarily due to hiring of additional research analysts in 2001 and costs associated with soft dollar revenues following the completion of the Company's acquisition in December 2001.

General and Administrative Expenses

General and administrative expenses increased 194% to $1,733,106 in 2001 from $590,000 in 2000. This increase resulted primarily from the increase in 2001 of marketing costs, consulting services, legal and accounting fees and other professional services.

Interest Expense

Interest expense increased 162 % to $450,844 in 2001 from $171,910 in 2000. This increase was primarily due to $251,709 of non-cash interest charges associated with the amortization of discounts arising from detachable warrants issued with convertible promissory notes and debentures and the intrinsic value of the beneficial conversion feature on such financings. In 2000, no such charges were incurred. The increase is also due to interest expense on additional borrowings by the Company.

Depreciation and Amortization

Depreciation and amortization increased 126% to $305,097 in 2001 from $134,846 in 2000. The increase is primarily due to depreciation associated with upgrades and enhancements to the Company's proprietary software and assets acquired in connection with the acquisitions completed in 2001.

Net Loss

As a result of the items mentioned above, the Company's net loss increased 199% to $3,124,343 in 2001 from $1,043,227 in 2000.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999.

                                                        2000           1999
                                                     -----------    -----------
 Revenues
  Placement fees                                     $   240,000    $        --
  Data service revenues                                   73,200             --
  Interest and other                                      46,080             --
                                                     -----------    -----------
                                                         359,280             --

 Expenses
 Compensation and benefits                               381,910        189,875
 Product research expenses                               120,700             --
 General and administrative                              590,000         50,353
                                                     -----------    -----------
                                                       1,092,610        240,228

 Loss Before Interest, Depreciation and Amortization    (733,330)      (240,228)

 Other Income and Expenses
  Interest expense                                       171,910             --
  Depreciation & amortization                            134,846         36,028
                                                     -----------    -----------

 Loss Before Income Taxes                             (1,040,086)      (276,256)

 Income taxes                                              3,141            800
                                                     -----------    -----------

 Net Loss                                            $(1,043,227)   $  (277,056)
                                                     ===========    ===========

Data Services Revenue

Data services revenues were $73,200 in 2000. These revenues related to fees earned in connection with the Company's PlacementTracker service that was introduced in December 1999, but did not begin to generate revenue for the Company until 2000. Accordingly, there were no similar revenues in 1999.


Placement Fee Revenue

Placement fee revenues were $240,000 in 2000. Placement fees represent commissions in private placements of debt and equity securities completed by the Company. There were no similar revenues earned in 1999.

Interest and other income

Interest and other income totaled $46,080 in 2000. There were no similar revenues earned in 1999.

Compensation and benefits

Compensation and other benefits increased 101% to 381,910 in 2000 from $189,875 in 1999. The increase in 2000 in primarily due to the addition of technical and administrative staff in 2000 and the inclusion of a full year of operations in 2000.

Product Research Expenses

Product research expenses were to $120,700 in 2000. Product research expenses represent costs associated with updating content in the Company's proprietary databases. There were no similar expenses incurred in 1999.

General and Administrative Expenses

General and administrative expenses increased 1071% to $590,000 in 2000 from $50,353 in 1999. This increase resulted primarily from the increases in overhead and professional fees associated with the Company's growth and the inclusion of a full year of operations in 2000.


Interest Expense

Interest expense was $171,910 in 2000. This expense resulted primarily from interest associated with convertible notes issued by the Company in 2000. There were no similar expenses incurred in 1999.

Depreciation and Amortization

Depreciation and amortization increased 274 % to $134,846 in 2000 from $36,028 in 1999. The increase is primarily due to depreciation of property and equipment added during the fourth quarter of 1999 and in 2000.

Net Loss

As a result of the items mentioned above, the Company's net loss increased 277% to $1,043,227 in 2000 from $277,056 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 31, 2001, the Company had $276,701 of cash and cash equivalents to meet its immediate short-term liquidity requirements. The Company also has availability under a $3,000,000 revolving line of credit with Bear Stearns. In March 2002, the Company has obtained a commitment from a bank for a new revolving credit facility of up to $5,000,000. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving credit facilities.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses and continuing debt service obligations in the foreseeable future.

Cash used in operating activities increased to $1,344,054 for the year ended December 31, 2001 from $736,313 for the year ended December 31, 2000. The primary reason for this increase relates to the increased net loss incurred by the Company in 2001.

Cash used in investing activities increased to $1,682,536 for the year ended December 31, 2001 from $548,411 for the year ended December 31, 2000 primarily as a result of cash deposit requirement of $1.5 million in connection with the revolving credit facility with Bear Stearns.


Cash provided by financing activities increased to $2,849,000 for the year ended December 31, 2001 from $1,700,000 for the year ended December 31, 2000. The increase is due to a private placement of the Company's common stock for $612,500 in net proceeds, the funding of convertible debentures for $1,504,000 in net proceeds, the exercise of common stock warrants for $37,500 and borrowings under a promissory note with warrants for $300,000 and borrowing under the Company's revolving credit facility for $250,000.

Acquisitions

During 2001, the Company completed the following acquisitions:

PPI Capital Group Acquisition

As of May 15, 2001, PPI Capital Group, Inc., a Utah corporation ("PPI"), DirectPlacement.com, Inc., a Delaware corporation ("DPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI. On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI exchanged for options and warrants of PPI based upon the Exchange Ratio. In addition, Mark Scharmann, PPI's President and Chief Executive Officer, resigned as an officer and director of PPI. The other former members of management of PPI also resigned as officers of PPI. Upon consummation of the Merger, Brian M. Overstreet and Robert F. Kyle joined the two remaining members on PPI's Board of Directors. As of the Effective Date, Mr. Overstreet and Mr. Kyle became the President and Chief Executive Officer and Vice President, Secretary and General Counsel, respectively, of PPI. The merger has been accounted for as a reverse merger with DPI as the accounting acquirer. Consequently, the transaction has been reflected as a recapitalization of DPI.

PCH Acquisition

As of October 2, 2001, the Company, PCH Securities, Inc., a California corporation ("PCH"), DP Securities, Inc., a California corporation ("DP Securities"), and F. Timothy Hurley ("Hurley") entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which on October 26, 2001, DP Securities acquired certain assets of PCH. Pursuant to the Purchase Agreement, DP Securities purchased substantially all of the assets owned, used or held by PCH to conduct its financial services business, including among other things, the equipment and customer list of PCH. As payment for the assets, the Company issued an aggregate of 417,866 shares of common stock of the Company having a fair market value equal to one million dollars. In addition, DP Securities entered into a three (3) year employment agreement with Hurley, pursuant to which Hurley will serve as the Head of Trading of Capital Markets Unit.

The Acquisition of PCS Securities, Inc.

As of December 14, 2001, the Company, PCS Merger Corp., a Washington corporation and wholly owned subsidiary of the Company ("MergerSub"), PCS Securities, Inc., a Washington corporation ("PCS"), Susanne S. Pruitt ("Pruitt") and Raymond A. Hill, III ("Hill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on December 21, 2001, MergerSub merged with and into PCS (the "Merger"). On December 21, 2001, the holders of common stock of PCS received an aggregate of 10.5 million shares of the Company's common stock, in exchange for all of the issued and outstanding shares of capital stock of PCS. Immediately prior to the Merger, Pruitt and Hill owned 51% and 49% of the total number of shares of common stock of PCS outstanding, respectively. By virtue of the Merger, Pruitt received 5,355,000 shares of the Company's Common Stock and Hill received 5,145,000 shares of the Company's Common Stock. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) fo PCS of of December 31, 2001. The total additional purchase price will be approximately $700,000, $500,000 of which was due and payable as of March 29, 2002, and approximately $200,000 of which will be due and payable on June 29, 2002. In addition, the Company entered into (i) a five (5) year employment agreement with Pruitt, pursuant to which Pruitt will serve as the Company' Director of its Capital Markets Unit, and (ii) a five (5) year consulting agreement with Hill, pursuant to which Hill will provide the Company with advice regarding existing client and new client services. Further, Pruitt and Hill were each appointed to the board of directors of the Company and Brian M. Overstreet, Robert F Kyle, and Pruitt were elected to the board of directors of PCS.

Future Transactions

As we continue our growth, we will seek to acquire additional assets and/or businesses that enhance stockholder value by meeting one or more of the following criteria: (i) adding to our single source platform of proprietary financial data and research products, (ii) improving our technology and research delivery capabilities, (iii) increasing our profit margins, or (iv) increasing our client distribution and marketing capabilities.

Financing Activities

Private Placement

On June 8, 2001, DPI closed on a private placement to accredited investors of 612,500 shares of the DPI's common stock (765,625 shares after giving effect to the reverse merger). DPI received $612,500 in net proceeds from such issuance. In connection with the transaction, the investors received 91,875 common stock warrants exercisable at a price of $1.00 per share (114,844 common stock warrants exercisable at $0.80 after giving effect to the reverse merger).

Revolving Credit Facility

In December 2001, the Company obtained a revolving credit facility payable to Bear Stearns as part of its acquisition of PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75% at December 31, 2001), matures on demand, and is secured by

$1,500,000 in restricted cash and personal guarantees by certain stockholders of the company. At the date of acquisition, there were no borrowings outstanding under this credit facility. At December 31, 2001, the outstanding balance of the revolving credit facility was $250,000.

In March 2002, the Company received a commitment letter from Comerica Bank ("Comerica") pursuant to which Comerica agreed to extend a $5,000,000 revolving line of credit to the Company, subject to the terms and conditions contained in the definitive loan documents. The commitment letter provides for a one (1) year credit facility at an interest rate equal to Comerica's prime rate plus 1.5%. The borrowing base will be limited to the lessor of $5.0 million or sixty percent (60%) of Eligible Prepaid Expenses (as defined) and seventy five percent (75%) of Eligible Accounts (as defined). The loan will be secured by a first priority security interest in all of the Company's assets. In addition, the credit facility documents will contain other customary covenants and conditions. The Company anticipates finalizing the negotiation and execution of the definitive loan facility document in the near future.

Convertible Debt

On December 17, 2001, DPI issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until the debenture is paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003. The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

The Company also agreed to redeem the debentures in the event that there is (i) a change of control of the Company in a single transaction or series of related transactions; (ii) or a sale of all or substantially all of the Company's assets. In such an event the redemption price payable by the Company is equal to the number of shares into which the debentures are then convertible multiplied by the average closing bid price of the Company's common stock for the five trading days immediately preceding the date the debentures are called for redemption as reported by Bloomberg L.P.

The holder of the debentures have the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price of $1.62. The conversion price may be adjusted downward to a price equal to 85% of the market price of the Company's common stock in the future.

In addition, in connection with the issuance of the debentures the Company granted 160,000 warrants exercisable until December 2003 at an exercise price of $1.94 per share. Further, the Company provided the debenture holders with certain demand and piggyback registration rights.

The debentures are carried net of total discounts of $800,718 comprised of $ 541,535 for the intrinsic value of the beneficial conversion feature as calculated at the date of issuance and $259,182 related to the fair value of the warrants. Debenture discounts are amortized over the term of the debentures using the straight-line method. Accordingly, through December 31, 2001, interest expense totaling $14,259 has been recognized in connection with discount amortization related to these debentures.

Promissory Notes

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an unrelated party. The note is unsecured, bears in interest at 15% and matures in April 2002. In connection with the promissory note, the Company issued 150,000 detachable warrants to the noteholder exercisable in to 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years. Proceeds from the issuance of this promissory note have been allocated between the note and the warrants based on their fair values. Through December 31, 2001, the Company has recorded $70,200 of interest expense resulting from the amortization of debt discount arising from the allocation of proceeds.

On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 under promissory notes payable to an entity controlled by the Company's president and CEO. These notes are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and January 31, 2003, respectively.

On March 6, 2002, the Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 and Purchaser acquired a promissory note in the aggregate principal amount of $500,000 due April 6, 2002 (the "Bridge Note") in exchange for the issuance by the Company to the Purchaser of 100,000 shares of the Company's Common Stock. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand.

The Company has agreed that if there is a change of control of the Company, the Company shall, upon the request of the Purchaser, redeem the Bridge Note in cash for a dollar amount equal to the aggregate principal amount of the Bridge Note then outstanding, together with all accrued and unpaid interest thereon. The Company also agreed that there if there is a: (i) public or private financing consummated through the issuance of debt or equity securities for the Company for cash; or (ii) a consolidation, merger or amalgation of the Company with or into another person in which the Company is not a surviving entity, the Company shall use 25% of the net cash proceeds therefrom to redeem to the Bridge Note. The redemption price payable upon any such redemption shall be the dollar amount equal to the aggregate principal amount of the Bridge Note then outstanding, together with all accrued and unpaid interest thereon.

Further, the Company provided the Purchaser with certain registration rights. Under the terms of a Registration Rights Agreement, dated March 6, 2002, with the Purchaser, the Purchaser may request the Company to register under the Securities Act all or a portion of the 100,000 shares of Common Stock held by such requesting holder for sale in the manner specified in such notice. If the Company proposes to file a registration statement with the Commission (other than on Forms S-4 or S-8) on an underwritten basis by March 6, 2004, then the Company shall permit the holders of the 100,000 shares of Common Stock to have the shares covered by such registration statement, subject to certain limitations.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("FAS No. 141") and No.142 "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and FAS Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. The adoption of these pronouncements are not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No.143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management has not yet determined the impact of the adoption of FAS No. 144 on the Company's financial position or results of operations.


PRO FORMA RESULTS OF OPERATIONS

The following tables sets forth, for the periods indicated, certain items in the Company's statements of operations adjusted for the effects of the PCH Acquisition and the PCS Merger as of the beginning of the periods presented.

The pro forma statements of operations are unaudited and are presented for informational purposes. The following pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions as of the beginning of the periods indicated, nor does it purport to project the Company's financial position or results of operations at any future date or for any future period.

Management considers the pro forma financial information and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to be a useful measure of the operating performance of the Company. EBITDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net loss as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs. EBITDA does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, and capital expenditures. EBITDA also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, EBITDA as disclosed may not be comparable to calculations by other companies.

Years ended December 31, 2001 and 2000 (unaudited)
                                                                            Pro Forma
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
 Revenues
  Placement fees                                                   $    806,684    $    240,000
  Commissions and other fees                                         14,907,526      15,387,684
  Data service revenues                                                 614,209          73,200
  Interest and other                                                     21,743           3,952
                                                                   ------------    ------------
                                                                     16,350,162      15,704,836

 Expenses                                                            15,976,881      14,284,856
                                                                   ------------    ------------

 Earnings Before Interest, Taxes, Depreciation, and Amortization        373,281       1,419,980

  Interest expense                                                      450,844         140,603
  Depreciation & amortization                                         2,493,433       2,412,037
  Income taxes                                                            2,400           3,141
                                                                   ------------    ------------

 Pro forma Net Loss                                                $ (2,573,396)   $ (1,135,801)
                                                                   ============    ============
 Pro forma Loss per share - basic & diluted                        $      (0.12)   $      (0.07)

NOTES TO PRO FORMA RESULTS OF OPERATIONS

(A) Excludes approximately $1.1 million of non-recurring merger and acquisition expenses related to the reverse merger with PPI, PCH acquisition and merger with PCS.

(B) Excludes effects of termination of "S" corporation status and historical distributions to PCS former owners.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         --------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         The Company advised the accounting firm of Nation Smith Hermes Diamond ("Nation Smith") on December 31, 2001, that its services were no longer required as of that date as the independent accountant to audit the Company's financial statements.

         The reports of Nation Smith on the Company's financial statements within the two most recent fiscal years or any subsequent interim period contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles for the year ended December 31, 1999. However, the report was modified as to an uncertainty relative to going concern for the year ended December 31, 1999. The financial statements for the year ended December 31, 2000, were not audited by Nation Smith. The financial statements for the year ended December 31, 2000, were audited by Heyman & Associates, Inc.

         The Company's Board of Directors approved the dismissal of Nation
Smith.

         During the two most recent fiscal years and any subsequent interim period preceding Nation Smith's dismissal, there were no disagreement(s) with Nation Smith on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Nation Smith, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         No "reportable events" (as defined in Item 304 (a) (1) (v) of Regulation S-K) occurred during the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Nation Smith.

         The Company requested that Nation Smith furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Nation Smith agrees with the above statements. A copy of such letter was filed with Securities and Exchange Commission.

         The Company engaged Grant Thornton LLP ("Grant Thornton"), as its new independent accountants as of December 31, 2001. Prior to such date, the Company did not consult with Grant Thornton regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered by Grant Thornton on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).


                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -------------------------------------------------------------------

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. EXHIBITS AND REPORTS ON FORM 8-KSB
         ----------------------------------

(a)(1)   Financial Statements
         --------------------

         The following consolidated financial statements of DirectPlacement, Inc. and subsidiaries are included in Item 8:

(a)(2)   Financial Statement Schedules
         -----------------------------

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)      Reports on Form 8-KSB

(1) Current Report on Form 8-K filed on November 6, 2001 with respect to Items 2 and 5.

(2)      Current Report on Form 8-K filed on November 28, 2001 with respect to
         Item 5.

(c)      Exhibits.

Exhibits
--------

3.01*             Certificate of Incorporation of the Company.

3.02*             By-Laws of the Company.

4.01*             Specimen Certificate for shares of Common Stock.

10.01*            Employment Agreement between the Company and Brian M.
                  Overstreet, as amended.

Exhibits
--------

10.02*            Employment Agreement between the Company and Robert Kyle.

10.03*            Employment Agreement between the Company and Matthew Kliber.

10.04*            Employment Agreement between the Company and Susanne Pruitt.

10.05*            Consulting Agreement between the Company and Raymond A. Hill,
                  III.

10.06             Employment Agreement between the Company and Michael Lorber.

10.07*            Employment Agreement between DP Securities, Inc. and F.
                  Timothy Hurley.

10.08* Asset Purchase Agreement dated as of October 2, 2001 among the Company, PCH Securities, Inc., Timothy Hurley and DP Securities, Inc.

10.09* Agreement and Plan of Merger, dated as of December 14, 2001, by and among DirectPlacement, Inc., PCS Merger Corp., PCS Securities, Inc., Susanne S. Pruitt and Raymond A. Hill, III.

10.10* Voting Agreement, dated as of December 21, 2001, by and among DirectPlacment, Inc., Brian M. Overstreet, Midori USA Corporation, Susanne S. Pruitt and Raymond A. Hill, III.

10.11* Registration Rights Agreement, dated as of December 21, 2001, by and among DirectPlacement, Inc. and Susanne S. Pruitt and Raymond A. Hill, III.

10.12 Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and Global Capital Funding Group, L.P.

10.13 Registration Rights Agreement, dated as of December 17, 2001, between the Company and Global Capital Funding Group, L.P.

10.14 Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and GCA Strategic Investment Fund Limited.

10.15 Registration Rights Agreement, dated as of December 17, 2001, between the Company and GCA Strategic Investment Fund Limited.

10.16 Securities Purchase Agreement, dated as of March 6, 2002, by and between the Company, and GCA Strategic Investment Fund Limited.

10.17 Registration Rights Agreement, dated as of March 6, 2002, by and between the Company and GCA Strategic Investment Fund Limited.

Exhibits
--------

10.18 Institutional Account Agreement, dated December 17, 2001, by and between the Company and Bear Stearns & Co., Bear Stearns Securities Corp. and their affiliates.

10.19 Promissory Note, dated December 17, 2001, issued to Bear Stearns Securities Corp.

10.20 Guarantee, dated December 17, 2001, by and between Bear Stearns Securities Corp. and Brian M. Overstreet.

10.21 Research Services Agreement, dated as of November 30, 2001, between PCS Securities, Inc. and Institutional Research Services, Inc.

10.22             2001 Stock Option Plan.*

21.01             Subsidiaries of Registrant.

*        Previously filed with the Securities and Exchange Commission.

                             DIRECTPLACEMENT, INC.
                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants-2001 .................... F-1

Report of Independent Certified Public Accountants-2000 .................... F-2

Consolidated Balance Sheets ................................................ F-3

Consolidated Statements of Operations ...................................... F-4

Consolidated Statement of Stockholders' Equity ............................. F-5

Consolidated Statements of Cash Flows ...................................... F-6

Notes to Consolidated Statements ........................................... F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of DirectPlacement, Inc.

We have audited the accompanying consolidated balance sheet of DirectPlacement, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DirectPlacement, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                              GRANT THORNTON LLP


Irvine, California
March 27, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of DirectPlacement, Inc.

We have audited the accompanying consolidated balance sheet of DirectPlacement, Inc. and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DirectPlacement, Inc, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit and net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       HEYMAN & ASSOCIATES, INC.


San Diego, California
January 24, 2001

                              DirectPlacement, Inc.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                                                  2001            2000
                                                              ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                   $    276,701    $    454,291
  Restricted cash                                                1,500,000              --
  Commissions and other receivables                                 63,389              --
  Deferred research/services costs                               1,607,714              --
  Other current assets                                              33,642          40,065
                                                              ------------    ------------
                                                                 3,481,446         494,356

  Property and equipment, net                                      729,432         767,964
  Identifiable intangible assets                                14,802,430              --
  Goodwill                                                       8,949,574              --
  Other assets                                                      96,201         181,011
                                                              ------------    ------------
          Total assets                                        $ 28,059,083    $  1,443,331
                                                              ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $  1,185,835    $    168,974
  Accrued research services                                      1,473,403              --
  Revolving credit facility                                        250,000              --
  Notes payable, net of discount                                    89,400              --
  Deferred revenue                                                 137,857              --
                                                              ------------    ------------
                                                                 3,136,495         168,974
LONG-TERM LIABILITIES
  Convertible debt, net of discount                                813,541       1,525,000
  Notes payable - related party                                    145,000              --
                                                              ------------    ------------
                                                                   958,541       1,525,000


 STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value; 10,000,000 authorized
     shares; no shares outstanding                                      --              --
   Common stock; $.0001 par value, 80,000,000
     shares authorized; 22,758,856 shares issued
     and outstanding at December 31, 2001 and 7,844,245
     shares at December 31, 2000                                     2,276             784
   Additional paid-in capital                                   28,406,397       1,068,856
   Accumulated deficit                                          (4,444,626)     (1,320,283)
                                                              ------------    ------------
                                                                23,964,047        (250,643)

          Total liabilities and stockholders' equity          $ 28,059,083    $  1,443,331
                                                              ============    ============

         The accompanying notes are an integral part of these statements

                              DirectPlacement, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           December 31, 2001 and 2000


                                                       2001            2000
                                                   ------------    ------------

Revenues
  Data service revenues                            $    614,209    $     73,200
  Placement fees                                        806,684         240,000
  Commissions and other fees                            451,254              --
  Interest and other                                      6,131          46,080
                                                   ------------    ------------
                                                      1,878,278         359,280
                                                   ------------    ------------

Expenses
  Compensation and benefits                           1,172,590         381,910
  Merger and acquisition expenses                       785,414              --
  Product research expenses                             456,626         120,700
  Clearing and execution costs                           92,544              --
  Depreciation & amortization                           305,097         134,846
  General and administrative                          1,737,106         590,000
                                                   ------------    ------------
                                                      4,549,377       1,227,456
                                                   ------------    ------------

Operating Loss                                       (2,671,099)       (868,176)

  Interest expense                                      450,844         171,910
                                                   ------------    ------------

Loss Before Income Taxes                             (3,121,943)     (1,040,086)

Income taxes                                              2,400           3,141
                                                   ------------    ------------

Net Loss                                           $ (3,124,343)   $ (1,043,227)
                                                   ============    ============

               Loss per share - basic & diluted    ($      0.30)          (0.13)
                                                   ============    ============

               Weighted average number of shares     10,441,273       7,731,121
                                                   ============    ============

         The accompanying notes are an integral part of these statements

                                                  DirectPlacement, Inc.

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years Ended December 31, 2001 and 2000

                                                        Common Stock
                                                ---------------------------    Additional     Accumulated
                                                   Shares         Amount     Paid-in capital    Deficit          Total
                                                ------------   ------------   ------------   ------------    ------------

Balance at January 1, 2000                         6,907,826            690   $    642,739   $   (277,056)   $    366,374
  Common shares sold, net of issuance costs          331,729             33        174,967             --         175,000
  Common shares issued for services rendered         229,689             23        183,728             --         183,751
  Fair value of stock options issued in
    connection with services                              --             --         46,875             --          46,875
  Common shares issued to acquire DP
    Securities, Inc.                                 375,000             38         20,547             --          20,585
  Net loss                                                --             --             --     (1,043,227)     (1,043,227)
                                                ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000                       7,844,245            784      1,068,856     (1,320,283)       (250,643)
  Common shares sold, net of issuance costs          765,625             77        612,423             --         612,500
  Exercise of warrants issued in private
    placement                                         46,875              5         37,495             --          37,500
  Common shares issued for services rendered       1,071,703            107         82,400             --          82,507
  Conversion of promissory note and related
    accrued interest                               2,112,543            211      1,689,823             --       1,690,034
  Fair value of stock options issued in
    connection with services                              --             --         92,725             --          92,725
  Fair value of  common stock warrants issued
    in connection with convertible promissory
    notes and debentures                                  --             --        707,232             --         707,232
  Intrinsic value of beneficial conversion
    accociated with convertible debentures                --             --        541,535             --         541,535
  Common shares issued in connection with PCH
    acquisition                                      417,866             42        999,958             --       1,000,000
  Common shares issued to acquire PCS
    Securities, Inc.                              10,500,000          1,050     22,573,950             --      22,575,000
  Net loss                                                                                     (3,124,343)     (3,124,343)
                                                ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001                      22,758,856   $      2,276   $ 28,406,397   $ (4,444,626)   $ 23,964,047
                                                ============   ============   ============   ============    ============

         The accompanying notes are an integral part of these statements

                              DirectPlacement, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2001 and 2000

                                                                             2001           2000
                                                                         -----------    -----------

Cash flows from operating activities
        Net loss                                                         $(3,124,343)   $(1,043,227)
        Adjustments to reconcile net loss to net cash used in
          operating activities
        Depreciation and amortization                                        305,097        134,846
        Amortization of discounts on indebtedness                            251,709
        Stock issued for services rendered                                    82,507         51,042
        Stock options issued for services                                     92,725         46,875
        Net changes in assets and liabilities
                (Increase) decrease in commissions  and other receivables    (63,389)           471
                Increase in deferred research costs                       (1,607,714)            --
                Decrease in other current assets                               6,423        (85,067)
                Decrease in other assets                                      84,810
                Increase in accounts payable and accrued liabilities       1,016,861        158,747
                Increase in accrued research services                      1,473,403             --
                Increase in deferred revenue                                 137,857             --
                                                                         -----------    -----------
        Net cash flows used in operating activities                       (1,344,054)      (736,313)

Cash flows from investing  activities
        Increase in restricted cash                                       (1,500,000)            --
        Additions to property and equipment                                 (182,536)      (548,411)
                                                                         -----------    -----------
        Net cash flows used in  investing activities                      (1,682,536)      (548,411)

Cash flows from financing activities
        Borrowings  from credit facilities                                   250,000             --
        Borrowings under notes payable                                       445,000             --
        Net proceeds from issuance of convertible debentures and notes     1,504,000      1,525,000
        Proceeds from exercise of common stock warrants                       37,500             --
        Proceeds from issuance of common shares in private placements        612,500        175,000
                                                                         -----------    -----------
        Net cash flows provided by financing activities                    2,849,000      1,700,000

        Net increase (decrease) in cash and cash equivalents                (177,590)       415,276

Cash and cash equivalents, beginning of year                                 454,291         39,015
                                                                         -----------    -----------

Cash and cash equivalents, end of year                                   $   276,701    $   454,291
                                                                         ===========    ===========

Supplemental disclosures  of cash flow information
        Interest paid                                                    $        --    $        --
                                                                         ===========    ===========
        Taxes paid                                                       $     2,400    $     1,600
                                                                         ===========    ===========

                              DIRECTPLACEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - ORGANIZATION

DirectPlacement, Inc. (the "Company" or "DPI") was incorporated in the state of Delaware in May 1999 and restated its certificate of incorporation in November 2001. DPI is a financial technology company using advanced proprietary technology platforms to distribute financial data, research, and analytics to investment banks, institutional investors, private equity funds and government agencies. DPI also owns proprietary data-oriented products which it delivers through its technology platforms and provides independent research and direct brokerage arrangements for financial institutions through its broker-dealer subsidiaries. The Company's main offices are located in San Diego, California. The Company also maintains an office in Seattle, Washington.

On June 11, 2001, DPI merged with PPI Capital Group, Inc., a Utah corporation ("PPI") and became a wholly owned subsidiary of PPI. The transaction has been reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained the accounting acquirer. The merger has been accounted for as a recapitalization of DPI as of the earliest period presented. Accordingly, the historical consolidated financial statements prior to June 11, 2001 are those of DPI. In November 2001, PPI changed its name to DirectPlacement, Inc.

In connection with the merger, the holders of common stock of DPI received 1.25 shares of PPI's common stock, for each outstanding share of common stock of DPI. Specifically, PPI issued (i) 19,567,231 shares of common stock to the stockholders of DPI, of which 11,531,250 shares of common stock were surrendered by certain stockholders including members of management immediately following the consummation of the mergerin exchange for certain Company performance warrants and , (ii) 290,625 warrants and 1,170,250 options to the former warrantholders and optionholders of DPI, respectively, at similar terms. These recapitalization transactions have been reflected in the consolidated statements of stockholders' equity as of January 1, 2000 and subsequent issuances of DPI have been restated to give effect to the merger.

Immediately following the merger, the original stockholders of DPI beneficially owned a total of 8,035,981 shares of PPI or 68.2% of the total 11,787,981 outstanding shares of the combined entity after the merger. (See Note I-Stockholders' Equity).

On October 23, 2001, DPI acquired certain assets of PCH Securities, Inc in exchange for the issuance of 417,866 shares of the Company's common stock. (the "PCH acquisition") (See Note C- Acquisitions).

Effective December 21, 2001, DPI acquired all of the outstanding stock of PCS Securities, Inc., a broker dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc., through the issuance of 10,500,000 shares of the Company's common stock valued at $22,275,000 (See Note C - Acquisitions).

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of DirectPlacement Inc., and its wholly owned broker-dealer subsidiaries, DP Securities, Inc. and PCS Securities Inc. The consolidated results of operations for the year ended December 31, 2001 include the accounts of PCS Securities Inc. from December 21, 2001, the date of acquisition. All material inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from those estimates.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("FAS No. 141") and No.142 "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and FAS Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. The adoption of these pronouncements is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No.143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

New Accounting Pronouncements (continued)
-----------------------------

and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management has not yet determined the impact of the adoption of FAS No. 144 on the Company's financial position or results of operations.

Cash and Cash Equivalents
-------------------------

The Company considers all money market funds and demand deposits with original maturities of three months or less when purchased to be cash equivalents. The cash equivalents are readily redeemable and their fair value approximates cost.

Property and Equipment
----------------------

Property and equipment is stated at costs and includes software costs, computer equipment and furniture and equipment. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the life of the lease, whichever is shorter, which ranges from three to five years.

In accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes third party and direct payroll costs incurred to acquire or develop its internally used proprietary software. Upgrades and enhancements that add additional functionalities and features on an ongoing basis are capitalized when incurred. Amortization is computed using the straight-line method over the estimated

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment (continued)
----------------------

useful life of five years. Cost associated with creating new/additional content for databases are expensed as incurred and are classified as product research expenses in the statements of operations.

Identifiable Intangible Assets
------------------------------

Identifiable intangible assets consisting of the trade-name, customer lists and a guaranteed contract with a research provider were capitalized in 2001 in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. and have been recorded in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS No. 141). Identifiable intangible assets are amortizable over the their estimated useful lives ranging from three to 10 years. The weighted average amortization period for the Company's intangibles at December 31, 2001 is 6.0 years.


At each balance sheet date, or earlier if required, the Company evaluates the carrying amount of each intangible asset for impairment. With respect to intangibles, events that would cause the Company to conduct an impairment assessment include significant losses of customers, or diminished marketability of acquired technology. Impairment losses are recorded when indicators of impairment are present and the asset's carrying amount is greater than the sum of the undiscounted cash flows estimated to be generated from the asset. At December 31, 2001, no indicators of impairment are present.


Goodwill
--------

Goodwill included on the consolidated balance sheet at December 31, 2001 arose in connection with the PCH acquisition and the acquisition of PCS Securities, Inc. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("FAS No, 142"), goodwill is no longer amortized and will be evaluated for impairment upon the adoption of SFAS No, 142 on January 1, 2002 and annually thereafter. Impairment losses are recorded when the implied value of goodwill, calculated based on estimated discounted future cash flows to be generated by the reporting unit, is less than its carrying amount. At December 31, 2001, management believes the fair value of goodwill equals its carrying amount.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition
-------------------

Data services revenue represents revenue from providing individual custom reports on a fee per report basis, which is recognized when the report is provided and from providing reports on a monthly subscription basis. Revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheet at December 31, 2001 consists of subscription revenues that have been received but not yet earned.

Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participates as an underwriter or an agent. The fees are recorded when the underwriting is completed and the income is reasonably determinable. Referral fees related to placement transactions are expensed when the related revenue is recognized.

Commissions from securities transactions are recorded on a settlement date basis, generally the third business day following the transactions date, which is not materially different than on a trade date basis.

Commissions from independent research and directed brokerage arrangements ("soft dollar") began with the acquisition of PCS Securities, Inc, on December 21, 2001 and are recorded as revenue when earned. Deferred research /service costs and accrued research/ services relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the consolidated balance sheet at December 31, 2001.

Stock-Based Compensation
------------------------

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving nonemployees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net loss per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee and director arrangements.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Concentration of Credit Risk
----------------------------

At December 31, 2001, substantially all cash and cash equivalents were held in three financial institutions.

The Company's customers are concentrated in the financial services industry and include investment banks, institutional investors, private equity funds and government agencies. The Company derives most of its revenue from customers located within the United States.

No one customer accounts for more than 7% of consolidated total revenue. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information; to date, such losses have been within management's expectations.

Risks and Uncertainties
----------------------------

The financial statements contain disclosures about significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties. The Company has experienced losses from inception and has an accumulated deficit. The ability of the Company to realize its assets is contingent upon generating revenues exceeding continuing costs. The Company has prepared forecasts of expected future revenues and costs as well as balances of cash and other liquid sources of cash available to the Company. It is the opinion of management of the Company that the Company will have sufficient resources to realize its assets and fund continue operations beyond December 31, 2002.

Derivatives and Hedging Activities
----------------------------------

The Company does not engage in derivatives or hedging transactions.

Income Taxes
------------

Under FASB Statement No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

Earnings (Loss) Per Share
-------------------------

The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period which are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Segment Information
-------------------

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements in order to conform with the current year presentation.


NOTE C- ACQUISITIONS

During 2001, the Company completed the following acquisitions:

PCH Acquisition
---------------

On October 26, 2001, the Company acquired certain assets of PCH Securities, Inc. ("PCH"), an institutional trading firm offering agency execution services. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of PCH to conduct its financial services business, including among other things, the equipment and customer list of PCH. The total purchase price was $1,000,000 consisting of an aggregate of 417,866 of shares of the Company's common stock with a fair market value of $2.39 per share (the quoted price of the stock on the date of acquisition). The acquisition has been accounted for by the purchase method of accounting. The total value of the purchase consideration was allocated among assets acquired, including identifiable intangible assets, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired was allocated to goodwill.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

PCS Securities, Inc.
--------------------

On December 21, 2001, the Company acquired all of the outstanding shares of PCS Securities, Inc., a leading provider of independent financial research products to the institutional investment community. The total purchase price approximated $22,575,000 consisting of an aggregate of 10,500,000 shares of the Company's common stock, with a fair market value of $2.15 per share (the quoted market price at the date of acquisition). The acquisition has been accounted for by the purchase method of accounting. The total value of the purchase consideration was allocated among PCS Securities Inc.'s assets and liabilities acquired, including identifiable intangible assets, based upon estimated fair values based on independent valuation. The excess of the value of the consideration over the net assets acquired was allocated to goodwill.

PCS Securities, Inc., is a focused broker-dealer that provides soft-dollar trading and collection services for independent research providers and distributes over 20 independent financial research products to over 400 institutional investors including all of the major U.S. investment banks.

The table below reflects unaudited pro forma combined results of the Company, the PCH asset acquisition and the acquisition of PCS Securities, Inc. as if these acquisitions had taken place at the beginning of fiscal 2000:

                                            2001           2000
                                        -------------  --------------

   Revenues                             $16,350,162    $ 15,704,836
   Net loss                             $(2,573,396)   $ (1,135,801)
   Loss per share                            $(0.12)         $(0.07)

Condensed combined balance sheet information for PCS Securities, Inc. and PCH Securities, Inc. at their estimated fair values at date of acquisition follows:


   Current assets                       $  1,893,842
   Intangibles and goodwill               23,836,064
                                        ------------

   Total assets                         $ 25,729,906
                                        ============

   Liabilities                          $  2,154,906
                                        ============

   Net assets acquired                  $ 23,575,000
                                        ============

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                   2001          2000
                                                -----------   -----------

   Computer equipment and software              $1,051,825     $ 890,438
   Furniture and fixtures                            5,033         5,033
   Office equipment                                 64,483        43,367
                                                ----------     ---------
                                                 1,121,341       938,838
   Less accumulated depreciation                  (391,909)     (170,874)
                                                ----------     ---------

                                                $  729,432     $ 767,964
                                                ==========     =========

During the year ended December 31, 2001, the Company capitalized $148,720 of payroll costs directly associated with upgrades and enhancements which have added functionalities and new features to its software.


NOTE E- INTANGIBLE ASSETS

Identified intangibles consist of the following at December 31:

                                                    2001         2000
                                                -----------   ----------

   Trade-name                                   $ 1,069,000   $       -
   Customer lists                                 5,351,490           -
   Guaranteed contract with research provider     8,466,000           -
                                                -----------   ---------
                                                 14,886,490           -
   Less accumulated amortization                    (84,060)          -
                                                -----------   ---------

                                                $14,802,430   $       -
                                                ===========   =========

Identifiable intangible assets arose primarily from the PCH asset acquisition and the acquisition of PCS Securities, Inc. As part of the acquisition of PCS Securities Inc., a research provider company that is wholly owned by one of the former owners of PCS Securities, Inc. contractually guaranteed the Company a specified volume of "soft dollar" business for a period of 5 years.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000

NOTE F- REVOLVING LINE OF CREDIT

In December 2001, the Company obtained a revolving credit facility payable to a U.S. brokerage firm as part of its acquisition of PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75 % at December 31, 2001), matures on demand, and is secured by $1,500,000 in restricted cash and personal guarantees by certain stockholders of the Company. At the date of acquisition, there were no borrowings outstanding under this revolving credit facility. At December 31, 2001, the outstanding balance of the revolving credit facility was $250,000.

On March 27, 2002, the Company obtained a commitment letter from a bank for a new revolving credit facility to replace the above mentioned facility. The new credit facility, has a maximum commitment of $5,000,000, subject to availability determined by a borrowing base formula, (the lesser of 60% of $5.0 million or eligible prepaid expenses, as defined, and 75% of eligible accounts, as defined) will bear interest at the bank's prime rate plus 1.5%, will mature in March 2003, and is secured by all of the assets of the Company. This new revolving credit facility will be subject to customary covenants and conditions.


NOTE G- NOTE PAYABLE

2001 Issuances
--------------

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15% and matures in April 2002. In connection with the promissory note, the Company issued 150,000 detachable warrants to the note holder exercisable for 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years. Proceeds from the issuance of this promissory note have been allocated to the warrants based on their fair value of $281,200. Through December 31, 2001, the Company has recorded $70,200 of additional interest expense associated with the amortization of debt discounts arising from the allocation of proceeds.

On March 6, 2002, the Company entered into a Securities Purchase Agreement, (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 and Purchaser acquired a promissory note in the aggregate principal amount of $500,000 due April 6, 2002 (the "Bridge Note") in exchange for the issuance by the Company to the Purchaser of 100,000 shares of the Company's Common Stock. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE G- NOTE PAYABLE

The Company has agreed that if there is a change of control of the Company, the Company shall, upon the request of the Purchaser, redeem the Bridge Note in cash for a dollar amount equal to the aggregate principal amount of the Bridge Note then outstanding, together with all accrued and unpaid interest thereon. The Company also agreed that if there is a: (i) public or private financing consummated through the issuance of debt or equity securities for the Company for cash; or (ii) a consolidation, merger or amalgation of the Company with or into another person in which the Company is not a surviving entity, the Company shall use 25% of the net cash proceeds therefrom to redeem to the Bridge Note. The redemption price payable upon any such redemption shall be the dollar amount equal to the aggregate principal amount of the Bridge Note then outstanding, together with all accrued and unpaid interest thereon.

Further, the Company provided the Purchaser with certain registration rights. Under the terms of a Registration Rights Agreement, dated March 6, 2002, with the Purchaser, the Purchaser may request the Company to register under the Securities Act all or a portion of the 100,000 shares of Common Stock held by such requesting holder for sale in the manner specified in such notice. If the Company proposes to file a registration statement with the Commission (other than on Forms S-4 or S-8) on an underwritten basis by March 6, 2004, then the Company shall permit the holders of the 100,000 shares of Common Stock to have the shares covered by such registration statement, subject to certain limitations.


NOTE H -CONVERTIBLE DEBT

Convertible debt consists of the following:

2001 Issuance
-------------

On December 17, 2001, the Company issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until the debenture is paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003. The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE H -CONVERTIBLE DEBT - Continued

2001 Issuance (continued)
-------------

The Company also agreed to redeem the debentures in the event that there is (i) a change of control of the Company in a single transaction or series of related transactions; (ii) or a sale of all or substantially all of the Company's assets. In such an event the redemption price payable by the Company is equal to the number of shares into which the debentures are then convertible multiplied by the average closing bid price of the Company's common stock for the five trading days immediately preceding the date the debentures are called for redemption as reported by an independent financial source.

The holder of the debentures have the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price of $1.62. The conversion price may be adjusted downward to a price equal to 85% of the market price of the Company's common stock in the future.

In addition, in connection with the issuance of the debentures the Company granted 160,000 warrants exercisable until December 17, 2003 at an exercise price of $1.94 per share. Further, the Company provided the debenture holders with certain demand and piggyback registration rights.

The debentures are carried net of total discounts of $800,718 comprised of $541,536 for the intrinsic value of the beneficial conversion feature as calculated at the date of issuance and $259,182 related to the fair value of the warrants. Debenture discounts are amortized over the term of the debentures using the interest method. Through December 31, 2001, interest expense totaling $14,259 has been recognized in connection with the debenture discounts.

Debt Conversion
---------------

During May 2001, $1,525,000 of convertible promissory notes and accrued interest of $165,034 were converted into 1,690,034 shares of DPI's common stock (2,212,543 shares after giving effect to the reverse merger). The holders of the convertible promissory notes received 285,937 common stock warrants upon conversion, exercisable until May 2006 for 285,937 shares of DPI's common stock (374,421 after giving effect to the reverse merger) at an exercise price of $1.00 per share. The Company has recorded interest expense upon conversion totaling $211,206 related to the fair value of the warrants.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE I - STOCKHOLDERS' EQUITY

Common Stock
------------

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2001, there were 22,758,856 shares of common stock issued and outstanding.

Reverse Merger
--------------

On June 11, 2001, DPI merged with PPI Capital Group, Inc., a Utah corporation ("PPI") and became a wholly owned subsidiary of PPI. The transaction has been reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained the accounting acquirer. Accordingly, the merger has been accounted for as a recapitalization of DPI as of the earliest period presented. In June 2001, PPI changed its fiscal year end to from October 2001 to December 31. Also, in November 2001, PPI changed its name to DirectPlacement, Inc.

In connection with the merger, the holders of common stock of DPI received 1.25 shares of PPI's common stock, for each outstanding share of common stock of DPI. Specifically, PPI issued (i) 19,567,231 shares of common stock to the stockholders of DPI, of which 11,531,250 shares of common stock were surrendered by certain stockholders including members of management immediately following the consummation of the merger in exchange for certain performance warrants in the combined entity and, (ii) 290,625 warrants and 1,170,250 options to the former warrantholders and optionholders of DPI, respectively, at similar terms. These recapitalization transactions have been reflected in the consolidated statements of stockholders' equity as of January 1, 2000 and subsequent issuances of DPI have been restated to give effect to the merger. Immediately following the merger, the original stockholders of DPI beneficially owned a total of 8,035,981 shares of PPI or 68.2% of the total 11,787,981 outstanding shares of the combined entity after the merger.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE I - STOCKHOLDERS' EQUITY - Continued

Private Placement
-----------------

On June 8, 2001, DPI closed a private placement to accredited investors of 612,500 shares of the DPI's common stock (765,625 shares after giving effect to the reverse merger). DPI received $612,500 in net proceeds from such issuance. In connection with the transaction, the investors received 91,875 common stock warrants exercisable at a price of $1.00 per share (114,844 common stock warrants exercisable at $0.80 after giving effect to the reverse merger).

During 2000, DPI closed a private placement to accredited investors of 265,383 shares of DPI's common stock (331,729 shares after giving effect to the reverse merger). DPI received $175,000 in net proceeds from such issuance.

Exercise of Warrants
--------------------

In June 2001, DPI received net proceeds of $37,500 in connection with the exercise of 37,500 shares of DPI's common stock at an exercise price of $1.00 per share. In connection with the reverse merger, these shares were exchanged for 46,875 shares of the Company's common stock.

Common Stock Reserved for Issuance
----------------------------------

At December 31, 2001 the Company has reserved approximately 20,600,175 shares of its common stock for issuance in connection with shares issuable under the Company's 2001 stock option plan and employee stock purchase plan and warrant commitments.

Preferred Stock
---------------

In March 1999 DPI authorized the issuance of 10,000,000 shares of preferred stock par value $.0001. At December 31, 2001 and 2000, no preferred shares are outstanding.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE I - STOCKHOLDERS' EQUITY - Continued

Stock Issued for Services
-------------------------

During 2001, DPI issued 877,562 shares of common stock for consulting services related to the merger with PPI Capital Group, Inc., of which 20,000 shares were surrendered. In connection with the reverse merger, 856,562 of those shares were exchanged into 1,070,703 shares of common stock. The expense related to such services was determined based on the fair value of the services received.

During 2000, DPI issued 183,751 shares of common stock for services provided in connection with the sale of convertible notes payable. In connection with the reverse merger, the 183,751 shares of common stock were exchanged into 229,689 shares of common stock. The expense related to such services was determined based on the fair value of the services received.


NOTE K - STOCK OPTIONS

2001 Stock Plan
---------------

As of May 15, 2001, the Board of Directors of the Company adopted the 2001 Stock Plan (the "2001 Plan"), which was approved by the Company's shareholders in November 2001. The 2001 Plan provides for accelerated vesting provisions in the event of a change in control and other events, as defined. As of December 31, 2001, 1,947,552 options to purchase shares of the Company's common stock have been granted pursuant to the 2001 Plan. The purpose of the 2001 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants, and independent contractors of the Company, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock, in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide additional incentive for such persons to exert maximum efforts for the success of the Company by encouraging stock ownership in the Company.

Stock Options Issued for Services Rendered
------------------------------------------

During 2001, the Company issued 87,500 stock options to purchase the Company's common stock in exchange for services rendered. The options were vested at the date of the grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded expense of $92,725 representing the fair value of the options using a Black-Scholes model valuation. The options are exercisable at prices ranging from $.80 to $1.20 per share for a term of 10 years.

Stock Options Issued for Services Rendered (continued)
------------------------------------------

During 2000, the Company issued 44,600 stock options to purchase the Company's common stock in exchange for services rendered. The options were vested at the date of the grant. The Company accounted for the issuance of these options in accordance with SFAS No. 123 and has recorded expense of $46,875 representing the fair value of the options using a Black-Scholes model valuation. In connection with the reverse merger, the options were exchanged into 55,750 common stock options. The options are exercisable at prices ranging from $.80 to $1.20 per share for a term of 10 years.

A summary of changes in common stock options during 2001 and 2000 follows:

                                                Number
                                              of Shares     Exercise Price
                                             -------------  ---------------
   Outstanding at December 31, 1999                     -            -
      Granted                                   1,317,187      $0.80 - 1.50
      Cancelled                                  (104,687)      1.00 - 1.50
      Exercised                                         -
                                             ------------
   Outstanding at December 31, 2000             1,212,500       0.80 - 1.50
      Granted                                   1,510,052       1.20 - 2.60
      Cancelled                                  (775,000)             1.00
      Exercised                                         -
                                             ------------

   Outstanding at December 31, 2001             1,947,552      $0.80 - 2.60
                                             ============

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001: dividend yield of zero

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE K - STOCK OPTIONS - Continued

Stock Options Issued for Services Rendered (continued)
------------------------------------------

percent, risk-free interest rate of 4.51 percent, expected lives of four years, and expected volatility of 125 percent. Under the accounting provisions of SFAS Statement 123, the Company's % net loss and loss per share for 2001 and 2000 would have been the pro forma amounts indicated below:

                                                      2001           2000
                                                 --------------  ------------
  Net Loss
   As reported                                   $ (3,124,343)   $ (1,043,227)
   FAS 123 effect                                    (524,000)        (80,000)
                                                 --------------  ------------
   Pro forma net loss                              (3,648,343)     (1,123,227)
                                                 --------------  ------------

  Loss per share
    As reported                                        $(0.30)      $(0.13)
    Pro forma                                          $(0.35)      $(0.15)

  Basic and diluted Weighted
   Average number of shares outstanding            $ 10,441,273    $  7,731,121
                                                 ==============  ============

The following table summarizes information about stock options outstanding at December 31, 2001:

                                           Weighted
                           Number           Average          Number
          Exercise       outstanding       Remaining       Exercisable
            Prices        12/31/01       Life (months)     at 12/31/01
          -----------  ----------------  --------------   --------------

            $0.80          343,750            102           109,375
             1.00          250,000            112            62,500
             1.20          281,562            107           109,453
             1.25          155,000            113            38,750
             1.70          150,000            118            37,500
             2.20           54,546            120            17,046
             2.40           30,000            119             7,500
             2.60          682,694            118           195,194

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE L - WARRANTS AND PERFORMANCE WARRANTS

Common Stock Warrants
---------------------

In connection with the reverse merger, a total of 346,406 common stock warrants were issued to the former warrant holders of DPI. The warrants are exercisable for a period of five (5) years from the date of grant and are exercisable at exercise prices ranging from $.80 to $1.20 per share.

Performance Warrants
--------------------

In June 2001, certain stockholders including members of management surrendered in connection with the reverse merger, 11,531,250 shares of common stock they already owned in exchange for performance warrants exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets (the "Share Exchange"). The performance warrants are exercisable until May 31, 2011 at an exercise price of $.0001 per share and vest based upon the satisfaction by the Company of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the performance warrants (the "Warrant Shares") shall vest upon (i) the Company (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or
(ii) the Company (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) the Company (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) the Company (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by the Company and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE L - WARRANTS AND PERFORMANCE WARRANTS - Continued

The following tables summarize the number of outstanding common stock warrants and performance warrants in 2000 and 2001:

                                          Number of        Exercise
                                            Shares           Price
                                         -------------   --------------
   Warrants
      Outstanding at December 31, 1999            -              -
            Granted                         285,938           $0.80
            Cancelled                             -               -
            Exercised                             -               -
                                         ----------      ----------

      Outstanding at December 31, 2000      285,938            0.80
            Granted                         424,843            1.76
            Cancelled                             -               -
            Exercised                       (46,875)           0.80
                                         ----------      ----------

      Outstanding at December 31, 2001      663,906           $1.41
                                         ==========      ==========

   Performance Warrants
      Outstanding at December 31, 2000            -               -
            Granted                      11,531,250          $0.001
            Cancelled                             -               -
            Exercised                             -               -
                                         ----------      ----------

      Outstanding at December 31, 2001   11,531,250          $0.001
                                         ==========      ==========

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE L - WARRANTS AND PERFORMANCE WARRANTS - Continued

The following table summarizes additional information about the Company's common stock warrants and performance warrants at December 31, 2001

                                           Weighted
                           Number           Average          Number
          Exercise       outstanding       Remaining       Exercisable
            Prices        12/31/01       Life (months)     at 12/31/01
          -----------  ----------------  --------------   --------------

            $0.001        11,531,250          114                 -
             0.80            353,906           44           353,906
             1.94            160,000           59           160,000
             2.30            150,000           58           150,000


NOTE M- INCOME TAXES

Under FASB Statement No. 109, "Accounting for Income Taxes," the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years.

The provision for income taxes for the years ended December 31 are as follows:

                                                  2001         2000
                                               -----------  -----------
   Federal
      Current                                        -       $1,541
      Deferred                                       -            -
                                               -------      -------
                                                     -        1,541
   State
      Current                                    2,400        1,600
      Deferred                                       -            -
                                               -------      -------

   Total                                       $ 2,400      $ 3,141
                                               =======      =======

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE M -INCOME TAXES - Continued

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. For the year ended December 31, 2001, management increased the deferred tax asset valuation allowance by $1,028,812 due to taxable losses incurred for the year ended December 31, 2001.

At December 31, 2001, the Company had net operating loss carry-forwards of approximately $3.8 million and $2.4 million for federal income tax and state tax purposes, respectively. The net operating loss carryforwards expire 2019 through 2020. The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

Significant components of the Company's deferred tax assets at December 31 are as follows:

                                                  2001         2000
                                               -----------  -----------
   Deferred tax assets
      Net operating losses                     $ 1,522,446  $   444,574
      Other                                         32,253            -
                                               -----------  -----------
                                                 1,554,699      444,574
   Deferred tax liabilities
      State taxes                                  (74,321)           -
      Depreciation                                  (6,992)           -
                                               -----------  -----------

   Net deferred tax assets                       1,473,386      444,574
   Valuation allowance                          (1,473,386)    (444,574)
                                               -----------  -----------

   Total                                       $         -  $         -
                                               ===========  ===========

The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows:

                                                      2001           2000
                                                  ------------   -----------
Federal income tax at statutory rate              $(1,060,103)   $  (354,697)

State taxes, net of federal income tax benefit       (181,914)       (60,866)
  Permanent differences                               327,598          7,706
  Changes in valuation allowance                    1,028,812        367,303

Other                                                (111,993)        43,695

Total                                             $     2,400    $     3,141
                                                  ===========    ===========

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE N- LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                 2001           2000
                                             -------------  -------------
   Numerator
      Net Loss                               $(3,124,343)   $(1,043,227)
   Denominator
      Denominator for basic and diluted
      loss per share-weighted average shares  10,441,273      7,731,121

   Basic and Diluted loss per share               $(0.30)        $(0.13)

Stock options, warrants and performance warrants disclosed in notes K and L have not been included in the above calculation since their inclusion in 2001 and 2000 would be antidilutive.


NOTE O - RELATED PARTY TRANSACTIONS

Acquisition of Midori Capital
-----------------------------

On March 1, 2000, DPI purchased all of the common stock of Midori Capital Corporation, a licensed broker-dealer, and changed the name to DP Securities, Inc. DPI issued 300,000 shares of common stock. Because the subsidiary was purchased from a related party, the shares issued were valued at the historical cost of the assets and liabilities acquired.

Loans and Advances
------------------

On May 14, 2001, DPI issued an unsecured promissory note payable to a company controlled by an officer/stockholder. At December 31, 2001, the outstanding balance was $50,000 and the related accrued interest amounted to $3,797. The note is due and payable on May 14, 2003 and bears interest at 12 percent per annum. The note is subject to certain prepayment penalties.

On October 31, 2001, DPI issued another unsecured promissory note payable to a company controlled by an officer/stockholder. At December 31, 2001, the outstanding balance was $95,000 and the related accrued interest amounted to $1,905. The note is due and payable on October 31, 2003 and bears interest at 12 percent per annum.

On June 15, 2001, DPI loaned an employee $20,000 under an unsecured promissory note. The employee was terminated in 2001 and the note balance was expensed as employee compensation.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE O - RELATED PARTY TRANSACTIONS - Continued

Consulting Services
-------------------

For the year ended December 31, 2001, the Company paid $103,825 and issued 430,000 shares of common stock (537,500 shares after giving effect to the reverse merger) as consulting fees to a party related to an officer/stockholder of the Company.

PCS Securities, Inc.
--------------------

Approximately $65,000 of product research expense was paid during the period December 21, 2001 through December 31, 2001 to a company owned by one of the former owners of PCS Securities, Inc.

Approximately $1,500 of rent expense was paid during the period December 21, 2001 through December 31, 2001 on a property owned by the former owners of PCS Securities, Inc.


NOTE P  - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, based in part on outside counsel, these matters are not expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company has various lease agreements for offices. DPI leases approximately 4,400 square feet of office space under a lease which expires in June 2004. PCS Securities, Inc.'s offices are located in a property owned by its former owners located in Seattle, Washington. The Company also leases certain office equipment under operating leases. The approximate future minimum annual rental payments under operating leases are as follows:

      2002                                               $148,207
      2003                                                135,349
      2004                                                  1,886
      2005                                                  1,728
                                                       ----------

      Total                                              $287,170
                                                       ===========

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE P  - COMMITMENTS AND CONTINGENCIES - Continued

Total rental expense for the years ended December 31, 2001 and 2000 was approximately $135,447 and $62,818, respectively.


Clearing Brokers
----------------

The Company's subsidiaries, DP Securities, Inc. and PCS Securities, Inc. are introducing brokers and therefore, clear all transactions on a fully disclosed basis with clearing brokers. The clearing and depositary operations for the subsidiaries' transactions are preformed by these brokers under clearance agreements. The Company has agreed to indemnify these brokers for losses the clearing brokers may sustain from customer accounts introduced by the Company. It is not practicable to estimate the fair value of the indemnity clause; however, the Company does not anticipate that it will incur any losses as a result of the indemnification.


NOTE R- NONCASH INVESTING AND FINANCING ACTIVITY

A supplemental schedule to the consolidated statement of cash flow of non-cash investing and financial activities is presented below:

                                                         2001           2000
                                                     -----------     -----------

Conversion of promissory note and
 related interest for common stock                   $ 1,689,823     $         -
                                                     ===========     ===========

Common shares issued in connection with
 PCH acquisition                                     $ 1,000,000     $         -
                                                     ===========     ===========

Common shares issued in connection with
 acquisiton of PCS Securities, Inc.                  $22,575,000     $         -
                                                     ===========     ===========

Common shares issued to acquire
 DP Securities, Inc.                                 $         -     $    20,547
                                                     ===========     ===========

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  San Diego, California
        March 31, 2002

                                       DIRECTPLACEMENT, INC.


                                       By: /s/ BRIAN M. OVERSTREET
                                           -------------------------------------
                                           Name:  Brian M. Overstreet
                                           Title: President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                                     Date
---------                           -----                                     ----

/s/ BRIAN M. OVERSTREET             President, CEO                            March 31, 2002
------------------------------      and Director
Brian M. Overstreet


/s/ ROBERT F. KYLE                  Vice President Secretary                  March 31, 2002
------------------------------      General Counsel and Director
Robert F. Kyle


/s/ MICHAEL H. LORBER               Chief Financial Officer                   March 31, 2002
------------------------------
Michael H. Lorber


/s/ SUSANNE S. PRUITT               Managing Director-                        March 31, 2002
------------------------------      Capital Markets Group, President
Susanne S. Pruitt                   of PCS Securities, Inc. and Director


/s/ DAVID J. BROPHY                 Director                                  March 31, 2002
------------------------------
David J. Brophy


/s/ RAYMOND A. HILL, III            Director                                  March 31, 2002
------------------------------
Raymond A. Hill, III


/s/ WILLIAM JOHN JACKSON            Director                                  March 31, 2002
------------------------------
William John Jackson


/s/ PAUL KUPFERSTEIN                Director                                  March 31, 2002
------------------------------
Paul Kupferstein


/s/ JOHN RAMSEY                     Director                                  March 31, 2002
------------------------------
John Ramsey