Form 10QSB
period 2002-03-31
DIRECTPLACEMENT INC
filed 2002-05-20
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission File Number 025449
                                                 ------

                              DIRECTPLACEMENT, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                             33-0856651
------------------------------------      --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3655 Nobel Drive, Suite 540, San Diego, California         92122
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (858) 623-1600
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

As of May 14, 2002, there were 22,966,087 shares of common stock were issued and outstanding.

                              DIRECTPLACEMENT, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 March 31, 2002

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .........................................3

          Consolidated Statements of Operations .............................. 4

          Consolidated Statements of Cash Flows ...............................5

          Condensed Notes to Financial Statements .............................6


ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...................11

PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds ..........................17

ITEM 6.   Exhibits and Reports on Form 8-K ...................................17


                          Part I Financial Information

Item 1.     Condensed Consolidated Financial Statements
            -------------------------------------------

DirectPlacement, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS



                                                                 March 31, 2002    December 31, 2001
                                                                  (Unaudited)          (Restated)
                                                                ----------------   -----------------
CURRENT ASSETS
 Cash and cash equivalents                                      $        309,096    $        276,701
 Restricted cash                                                       1,500,000           1,500,000
 Commissions and other receivables                                       993,289              63,389
 Deferred research/services costs                                      3,769,586           1,607,714
 Other current assets                                                    118,643              33,642
                                                                ----------------    ----------------
                                                                       6,690,614           3,481,446

 Property and equipment, net                                             750,274             729,432
 Identifiable intangible assets                                       14,245,342          14,802,430
 Goodwill                                                              9,649,574           9,649,574
 Other assets                                                             96,201              96,201
                                                                ----------------    ----------------
         Total assets                                           $     31,432,005    $     28,759,083
                                                                ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                       $        848,273    $      1,185,835
 Accrued research services                                             2,411,596           1,473,403
 Revolving credit facility                                             2,998,825             250,000
 Notes payable, net of discounts of $101,650 at March 31,
  2002 and $210,600 at December 31, 2001                                 698,350              89,400
 Purchase price consideration due to related parties                     700,000             700,000
 Deferred revenue                                                        175,562             137,857
                                                                ----------------    ----------------
                                                                       7,832,606           3,836,495
LONG-TERM LIABILITIES
 Convertible debt, net of discount                                       913,939             813,541
 Note payable - related party                                            187,500             145,000
                                                                ----------------    ----------------
                                                                       1,101,439             958,541
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000 authorized
 shares; no shares outstanding                                                --                  --
Common stock; $.0001 par value, 80,000,000 authorized,
 22,953,587 issued and outstanding at March 31, 2002
 and 22,758,856 shares at December 31, 2001                                2,296               2,276
Additional paid-in capital                                            28,795,378          28,406,397
Accumulated deficit                                                   (6,299,714)         (4,444,626)
                                                                ----------------    ----------------
                                                                      22,497,960          23,964,047

         Total liabilities and stockholders' equity             $     31,432,005    $     28,759,083
                                                                ================    ================

         The accompanying notes are an integral part of these statements


DirectPlacement, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     For the Three Months Ended March 31,
                                                            2002               2001
                                                     ----------------   ----------------
Revenues
 Data service revenues                                 $      205,130    $       72,804
 Placement fees                                                24,125                --
 Commissions and other income                               3,590,145                --
 Interest and other                                             6,326             3,117
                                                       --------------    --------------
                                                            3,825,726            75,921
                                                       --------------    --------------
Expenses
 Compensation and benefits                                    745,752           196,495
 Product research expenses                                  2,349,055                --
 Clearing and execution costs                                 682,223                --
 Depreciation & amortization                                  618,666            45,190
 General and administrative                                   735,013           136,484
                                                       --------------    --------------
                                                            5,130,709           378,169
                                                       --------------    --------------

Operating Loss                                             (1,304,983)         (302,248)

Interest expense                                              547,704            46,945

Loss Before Income Taxes                                   (1,852,686)         (349,193)

Income taxes                                                    2,400                --
                                                       --------------    --------------

Net Loss                                               $   (1,855,086)   $     (349,193)
                                                       ==============    ==============

                 Loss per share - basic & diluted              ($0.08)           ($0.04)
                                                       ==============    ==============

                 Weighted average number of shares         22,861,483         7,844,245
                                                       ==============    ==============

         The accompanying notes are an integral part of these statements


DirectPlacement, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     For the Three Months Ended March 31,
                                                                                           2002                2001
                                                                                     ---------------     ---------------
Cash flows from operating activities
        Net loss                                                                       $  (1,855,086)    $    (349,193)
        Adjustments to reconcile net loss to net cash used in
         operating activities
        Depreciation and amortization                                                        618,666            45,190
        Amortization of discounts on indebtedness                                            454,348                --
        Stock issued for services rendered                                                        --            82,507
        Net changes in assets and liabilities
                    Increase in commissions  and other receivables                          (929,900)          (16,455)
                    Increase in deferred research costs                                   (2,161,872)               --
                    Increase in other current assets                                         (85,001)          (23,692)
                    Decrease in other assets                                                      --            15,313
                    Decrease in accounts payable and accrued liabilities                    (168,562)              (67)
                    Increase in accrued research services                                    938,193                --
                    Increase in deferred revenues                                             37,705           100,365
                                                                                       -------------     -------------
        Net cash flows used in operating activities                                       (3,151,510)         (146,032)

Cash flows from investing activities

        Additions to property and equipment                                                  (82,420)          (76,135)
                                                                                       -------------     -------------
        Net cash flows used in investing activities                                          (82,420)          (76,135)

Cash flows from financing activities

        Borrowings from credit facilities                                                  2,748,825                --
        Proceeds from issuance of notes payable                                              297,500                --
        Proceeds from issuance of common shares in conjunction with notes payable            220,000                --
                                                                                       -------------     -------------
        Net cash flows provided by financing activities                                    3,266,325                --

          Net increase (decrease)  in cash and cash equivalents                               32,395          (222,167)

Cash and cash equivalents, beginning of quarter                                              276,701           454,291
                                                                                       -------------     -------------

Cash and cash equivalents, end of quarter                                              $     309,096     $     232,124
                                                                                       =============     =============

Supplemental disclosures  of cash flow information
        Interest paid                                                                  $          --     $          --
                                                                                       =============     =============
        Taxes paid                                                                     $          --     $       1,600
                                                                                       =============     =============

Supplemental disclosures  of non-cash information
        In January 2002, the Company issued 94,731 shares of common stock to an employee as payment of a bonus earned in 2001. See Note F.


         The accompanying notes are an integral part of these statements

                              DirectPlacement, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)

Note A - Interim Financial Statements

The accompanying unaudited consolidated financial statements of DirectPlacement, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 2001 filed on Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Organization
------------

DirectPlacement, Inc. (the "Company" or "DPI") was incorporated in the state of Delaware in May 1999 and restated its certificate of incorporation in November 2001. DPI is a financial technology company using advanced proprietary technology platforms to distribute financial data, research, and analytics to investment banks, institutional investors, private equity funds and government agencies. DPI also provides independent research products to institutional investors through its broker dealer subsidiaries under soft-dollar arrangements. Soft dollar arrangements are arrangements in which a broker dealer provides research to a customer in return for a certain volume of commission revenue from that customer. The Company's main offices are located in San Diego, California. The Company also maintains an office in Seattle, Washington.

On June 11, 2001, DPI merged with PPI Capital Group, Inc., a Utah corporation ("PPI") and became a wholly-owned subsidiary of PPI. The transaction has been reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained the accounting acquirer. Accordingly, the merger has been accounted for as a recapitalization of DPI as of the earliest period presented and the historical consolidated financial statements prior to June 11, 2001 are those of DPI. In November 2001, PPI changed its name to DirectPlacement, Inc. and its state of incorportion from the State of Utah to the State of Delaware.

On October 23, 2001, DPI acquired certain assets of PCH Securities, Inc. in exchange for the issuance of 417,866 shares of the Company's common stock.

Effective December 21, 2001, DPI acquired all of the outstanding stock of PCS Securities, Inc., a broker dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc., through the issuance of 10,500,000 shares of the Company's common stock (valued at $22,275,000) plus cash of approximately $700,000 payable in 2002. See Note I
- Related Party Transactions.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of DirectPlacement, Inc., and its wholly-owned broker dealer subsidiaries, DP Securities, Inc. and PCS Securities, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Commissions from independent research and directed brokerage arrangements ("soft dollar") began with the acquisition of PCS Securities, Inc., on December 21, 2001 and are recorded as revenue when earned. Costs paid to third party research providers for research reports and analysis made available to customers are capitalized and amortized to operations as commissions revenue from customers is earned over the term of soft dollar arrangements (generally less than one year). Deferred research/service costs and accrued research/services relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the consolidated balance sheet at December 31, 2001.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from those estimates.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("FAS No. 141") and No.142 "Goodwill and Other Intangible Assets" ("FAS No. 142"). FAS No. 141 supersedes APB Opinion No. 16, "Business Combinations" and FAS Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by a single method, the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. FAS No. 142 requires a phased approach to its implementation including transitional analysis of identifiable intangibles by the end of the first quarter of 2002 and goodwill, before the end of 2002. The adoption of FAS No. 142, when fully implemented, is not expected to have a material effect on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No.143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations. The adoption of FAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

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

Note B - Restated Audited Financial Statements

The December 31, 2001 financial statements have been restated to accrue the estimated additional contractual obligation payable to the former owners of PCS Securities, Inc. which represents additional purchase price consideration associated with the acquisition of PCS Securities, Inc. completed in December 2001. The accrual of the contractual obligation increased goodwill related to the acquisition and total liabilities by $700,000. The accrual of this obligation did not affect loss per share or stockholders' equity amounts previously reported. (See Note I - Related Party Transactions) a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of FAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

Note C - Property and Equipment

Property and equipment consists of the following:

                                                   March 31,     December 31,
                                                     2002           2001
                                                 ------------    ------------
Computer equipment and software                  $  1,118,237    $  1,051,825
Furniture and fixtures                                  5,033           5,033
Office equipment                                       64,483          64,483
Leasehold Improvements                                 16,007               -
                                                 ------------    ------------
                                                    1,203,760       1,121,341
Less accumulated depreciation                        (453,486)       (391,910)
                                                 ------------    ------------

                                                 $    750,274    $    729,432
                                                 ============    ============

Note D - Intangible Assets and Goodwill

Identifiable intangibles and goodwill consist of the following:

                                                   March 31,     December  31,
                                                     2002            2001
                                                                  (Restated)
                                                 ------------    ------------
Identifiable Intangibles
Trade-name                                       $  1,069,000    $  1,069,000
Customer lists                                      5,351,490       5,351,490
Guaranteed contract with research provider          8,466,000       8,466,000

                                                 ------------    ------------
                                                   14,886,490      14,886,490
Less accumulated amortization                        (641,148)        (84,060)
                                                 ------------    ------------

                                                 $ 14,245,342    $ 14,802,430
                                                 ============    ============

Goodwill                                         $  9,649,574    $  9,649,574
                                                 ============    ============

Identifiable intangible assets arose primarily from the PCH acquisition and the merger with PCS Securities, Inc. As part of the merger with PCS Securities, Inc., a research provider contractually guaranteed the Company a specified volume of "soft dollar" business for a period of 5 years. At each balance sheet date, or earlier if required, the Company evaluates the carrying amount of each intangible asset for impairment. With respect to intangibles, events that would cause the Company to conduct an impairment assessment include significant losses of customers, or diminished marketability of acquired technology. Impairment losses are recorded when indicators of impairment are present and the asset's carrying amount is greater than the sum of the undiscounted cash flows estimated to be generated from the asset. At March 31, 2002, no indicators of impairment are present.

Goodwill arose in connection with the PCH acquisition and the merger with PCS Securities, Inc. During the three months ended March 31, 2002, $500,000 was added to goodwill as a result of additional pay out obligations accrued and payable to the former owners of PCS Securities which became due on March 29, 2002.

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("FAS No, 142"), goodwill is no longer amortized and is evaluated for impairment upon the adoption and annually thereafter. Impairment losses are recorded when the implied value of goodwill, calculated based on estimated discounted future cash flows to be generated by the reporting unit, is less than its carrying amount. At March 31, 2002, management believes the carrying amount of goodwill is not in excess of its implied value.

Note E - Revolving Line of Credit

In December 2001, the Company obtained a revolving credit facility payable to a U.S. brokerage firm in connection with the merger with PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75 % at March 31, 2002), matures on demand, and is secured by $1,500,000 in restricted cash and personal guarantees by the former owners of PCS Securities, Inc. and the Chief Executive Officer of the Company. At the date of closing of the merger, there were no borrowings outstanding under this revolving credit facility. At March 31, 2002, the outstanding balance of the revolving credit facility was $2,998,825.

In March 2002, the Company obtained a commitment letter from a commercial bank for a new revolving credit facility of up to $5.0 million. Completion of the new credit facility is subject to finalization of certain terms and conditions between the Company and lender. The Company is also in discussions with other potential lenders related to a new credit facility.

Note F - Note Payable

On March 6, 2002, the Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 due April 19, 2002 (the "Bridge Note") and 100,000 shares of the Company's Common Stock. The Company is currently negotiating an extension of the Bridge Note with the Purchaser. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand.

The Bridge Note is carried net of discounts totaling $245,000 comprised of $220,000 for the fair value of the shares issued and $25,000 original issue discount. Debt discounts related to the Bridge Note are amortized over the term of the note using the straight line method. Through March 31, 2002, interest expense of $196,000 has been recognized in connection with the amortization of discounts associated with the issuance of common shares in conjunction with the Bridge Note.

Note G - Stockholders' Equity

Common Stock
------------

The Company is authorized to issue 80,000,000 shares of common stock, par value
$0.0001 per share. As of March 31, 2002, there were 22,953,587 shares of common stock issued and outstanding.

Preferred Stock
---------------

In March 1999 DPI authorized the issuance of 10,000,000 shares of preferred stock par value $.0001. At March 31, 2002 no preferred shares were outstanding.

Stock Issued
------------

In January 2002, DPI issued 94,731 shares of common stock to an employee as payment of a bonus earned in 2001. The expense related to the bonus was accrued at December 31, 2001 and the shares were issued based on the fair market value of the stock.

In March 2002, DPI issued 100,000 shares of common stock to an institutional investor as part of a Securities Purchase Agreement and promissory note. The expense related to the issuance of these shares was determined based on the fair market value of the stock.

Stock Options
-------------

During the quarter ended March 31, 2002, the Company issued options to purchase
429,334 shares of its common stock to employees and 75,000 shares of its common stock to a director. All options granted during the period were at an exercise price equal to the fair market value of the underlying stock at the date of grant. Also during this period, stock options to purchase an aggregate of 368,750 shares of the Company's common stock were cancelled. As of March 31, 2002 stock options outstanding totaled 2,083,136.

Note H - Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted-average number of common shares and diluted loss per share is computed based on the weighted-average number of common shares and all common equivalent shares outstanding during the period that are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Stock options, warrants and performance warrants totaling
2,083,136, 663,906 and 11,531,250, respectively, at March 31, 2002 and stock options totaling 1,331,250 at March 31, 2001 have not been included in the calculation below since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2002 and 2001:

                                                             2002            2001
                                                         ------------   ------------
Numerator
         Net Loss                                        $ (1,855,087)  $   (349,193)
Denominator
         Denominator for basic and diluted loss per
         share-weighted average shares                     22,861,483      7,844,245

Basic and Diluted loss per share                         $      (0.08)  $      (0.04)

Stock options, warrants and performance warrants have not been included in the above calculation since their inclusion in 2002 and 2001 would be anti-dilutive.

Note I - Related Party Transactions

Loans and Advances
------------------

In January 2002, DPI issued an unsecured promissory note payable in the amount of $42,500 to a company controlled by an officer/stockholder. The note is due and payable on January 31, 2003 and bears interest at 12 percent per annum. In May 2001 and October 2001, DPI borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003 and October 31, 2003, respectively. At March 31, 2002 the aggregate outstanding balance of these notes was $187,500 and during the three months ended March 31, 2002 a total of $5,115 was recorded as interest expense in connection with these notes.

Consulting Services
-------------------

During the quarter ended March 31, 2002, the Company recorded $46,587 in consulting expense to a party related to an officer/stockholder of the Company. Of this amount, $31,301 was paid during the quarter and $15,286 was included in accounts payable and accrued liabilities at March 31, 2002.

PCS Securities, Inc.
--------------------

In connection with the acquisition of PCS Securities, Inc., the Company agreed to pay the former owners of PCS Securities, Inc. as part of the purchase price a cash adjustment equal to the Net Tangible Book Value (as defined) of PCS at December 31, 2001. The total estimated additional purchase price of $700,000 has been accrued, and is included on the balance sheets at March 31, 2002 and December 31, 2001 as Purchase Price Consideration Due to Related Parties. Of this total, up to $500,000 became due and payable on March 29, 2002 and the remaining balance of $200,000 becomes due on June 29, 2002. The Company has obtained an extension of the March 29, 2002 payment obligation and additional extensions may be obtained subject to the availability of funds and the Company's working capital needs. The total amount due and payable with respect to this obligation may vary from the estimated amount based upon ongoing negotiations among the parties.

Subsequent to the acquisition of PCS Securities, Inc., the Company has the following transactions with a director/stockholder and former owner of PCS:

An entity owned by the director/stockholder provides research products to a subsidiary of the Company under a guaranteed contract. The research products are then marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder is required to provide the Company's subsidiary with a guaranteed volume of its research per year or may be subject to penalty, as defined. The carrying amount recognized under the guaranteed contract at March 31, 2002 was $7,996,487 and is included in identifiable intangibles in the accompanying balance sheet. Additionally, for the three months ended March 31, 2002, $1,586,000 was paid to this entity for research products purchased.

The director/stockholder is a guarantor of the Company's line of credit, along with other officers/stockholders of the Company.

The director/stockholder provides services under a consulting agreement to increase the Company's customer base. The consulting agreement is for a five year term, is subject to renewal annually, and requires the payment of a monthly base fee of approximately $95,833 ($1,150,000 annually). In addition, the consulting agreement provides for incentive fees payable to the director/stockholder when certain specified revenue and targets are met. During the three months ended March 31, 2002, the Company incurred and expensed $287,500 in base consulting fees to the director/stockholder pursuant to this consulting agreement. Of this amount, $191,667 was paid during the quarter and $95,833 was in accounts payable and accrued liabilities at March 31, 2002. No incentive fees were earned by the director/stockholder during the quarter.

Rent expense of $6,400 was paid during the quarter ended March 31, 2002 on a property owned co-owned by the director/stockholder and another stockholder who was also a former owner of PCS.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

GENERAL OVERVIEW

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of March 31, 2002 and December 31, 2001.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risks faced by us described herein and in our most recent annual report on Form 10-KSB could materially affect the Company's financial results. The Company disclaims any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

DirectPlacement is a financial technology company. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become the leading single-source provider, developer, and marketer of independent research for the institutional investment community.

DirectPlacement was formed in May 1999, and for the period from inception to December 31, 1999 operations were limited to raising capital and developing technology and markets for its products and services. The Company's first product, PlacementTracker, was introduced in late 1999. During the fourth quarter of 2001, we completed two major acquisitions that provide the foundation to expand our research production and delivery efforts. In October 2001, we acquired certain assets of PCH Securities, Inc., an institutional trading firm offering agency execution services and in December 2001, we merged with PCS Securities, Inc., a leading provider of independent research products to the institutional investment community.

We expect that acquisitions of independent research providers and additional financial technology capabilities will continue to play a major role in the execution of our corporate goal of becoming the leading single-source provider, developer, integrator, and marketer of high-end independent research.

The Company has not generated profits since its inception. The Company requires substantial capital to pursue its operating strategy and currently has limited available cash for operations. To achieve and sustain profitability, the Company must substantially increase its revenue base through new customers and products and improve operating margins. If its efforts to increase its revenue base are not successful, its revenue growth and profitability will be adversely impacted. Until the Company can obtain sufficient revenues to fund working capital needs, it will be dependent upon external sources of financing. Although the Company anticipates that it has available liquidity to meet its short term needs, there can be no assurance that the Company will be able to obtain additional capital to integrate its acquisitions, grow its revenue base, invest in technology advancements and continue its activities until revenues are sufficient to cover operations.

RESULTS OF OPERATIONS

The comparability of the financial information discussed below is impacted by the merger with PCS Securities, Inc. and the acquisition of PCH Securities, Inc. completed in the fourth quarter of 2001 which significantly impacted the financial position, revenues and expenses and cash flows of the Company.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Revenues
--------

Total revenues for the three months ended March 31, 2002 increased to $3,825,726 compared to $75,921 for the same period in 2001. This increase is due primarily to the inclusion in the 2002 results of commission fee revenues from our PCS Securities subsidiary in the amount of $3.5 million. There were no similar revenues in the 2001 period as the merger with PCS Securities was completed in the fourth quarter of 2001.

Also contributing to the increase in total revenues during the 2002 period was an increase in data services revenue. For the 2002 period, data services revenue increased 182% to $205,130 in 2002 from $72,804 in 2001. The increase in data services revenues in 2002 was due primarily to upgrades and enhancements to our proprietary PlacementTracker research product and to increased sales and marketing efforts that resulted in greater penetration and market acceptance of the product.

Operating Expenses
------------------

Total operating expenses for the three months ended March 31, 2002 increased to $5,130,710 compared to $378,169 for the same period in 2001. The increase in 2002 operating expenses is due primarily to product research costs totaling $2,311,263 and clearing and execution fees totaling $674,652 associated with the commission fee revenues generated by our PCS Securities subsidiary. There were no similar expenses incurred in the 2001 period as the acquisition of PCS Securities was completed in the fourth quarter of 2001.

In addition, operating expenses for the three months ended March 31, 2002 related to compensation and benefits, general and administrative expenses and depreciation and amortization expenses were significantly higher than in the comparable 2001 period.

Compensation expenses increased 280% to $745,752 in the first quarter of 2002 from $196,495 in the 2001 period. This increase is due primarily to personnel added in connection with the Company's acquisitions in the fourth quarter of 2001 and to the growth of our PlacementTracker subscription service.

General and administrative expenses increased 439% to $735,013 in the first quarter of 2002 from $136,484 in 2001. This increase is due primarily to higher costs in 2002 related to consulting services, legal and accounting fees and other professional services.

Depreciation and amortization increased 1,185% to $618,666 in 2002 from $45,190 in 2001. The increase is due primarily to amortization expense recorded during the 2002 period totaling $557,087 related to identifiable intangible assets obtained in connection with the Company's acquisition of PCH Securities and its merger with PCS Securities during the fourth quarter of 2001.

Other Expense
-------------

Interest expense increased 1067% to $547,704 in 2002 from $46,945 in 2001. This increase was primarily due to $454,348 of non-cash interest charges related to the amortization of discounts recorded in connection with convertible debt and promissory notes (issued together with warrants and/or common shares) entered into during the fourth quarter of 2001 and the Bridge Loan agreement entered into during the first quarter of 2002. The increase is also due to interest expense incurred on balances owed on these debt instruments, as well as on borrowing by the Company on its revolving credit line that were not in place during the 2001 period.

Net Loss
--------

As a result of the revenue and expense items mentioned above, the Company's net loss increased 431% to $1,855,087 in the three months ended March 31, 2002 from $349,193 in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At March 31, 2002, the Company had $309,096 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if available, funding from the Company's revolving credit facility.

Cash used in operating activities increased to $3,151,512 for the three months ended March 31, 2002 from $228,539 for the three months ended March 31, 2001. The increase is due to the increased net loss incurred by the Company in 2002 and increases in deferred research costs and commissions and other receivables during the 2002 period. Partially offsetting these increases were increases in accounts payable and accrued liabilities and accrued research services during the 2002 period.

Cash used in operations by the Company during the first quarter of 2002 was significantly impacted by the business cycle of its PCS Securities subsidiary. Research product costs for the full subscription period are typically paid by PCS during the quarter in which commitments for such research are obtained from its institutional clients. Most research commitments are made on an annual subscription basis and occur during the first quarter of the year. Conversely, "soft-dollar" payments to PCS (the use of trading commissions by institutional clients in exchange for research products) related to these subscriptions are normally received over a longer period of time. The Company funded research related expenses during the quarter through a combination of cash flow from operations and borrowings under its revolving credit facility. The Company expects cash flow related to the operations of its PCS Securities subsidiary to improve during subsequent quarters as collections exceed research product related expenses.

Cash used in investing activities during the three months ended March 31, 2002 was $82,419, and related to additions of property and equipment by the Company during the period. This is comparable to property and equipment additions by the Company in the 2001 period that totaled $76,135.

Cash provided by financing activities was $3,266,325 during the three months ended March 31, 2002. There was no cash provided by financing activities during the three months ended March 31, 2001. The increase is due to net borrowings by the Company of $2,748,825 under its revolving credit facility and net proceeds from note payable agreements entered into during the first quarter of 2002.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses and continuing debt service obligations in the foreseeable future.

Financing Activities

Revolving Credit Facility

In December 2001, the Company obtained a revolving credit facility payable to Bear Stearns in connection with its merger with PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75 % at March 31, 2002), matures on demand, and is secured by $1,500,000 in restricted cash and personal guarantees by certain stockholders of the company. At the date of acquisition, there were no borrowings outstanding under this credit facility. At March 31, 2002 the outstanding balance on the revolving credit facility was $2,998,825.

In March 2002, the Company obtained a commitment letter from a commercial bank for a new revolving credit facility of up to $5.0 million. Completion of the new credit facility is subject to finalization of certain terms and conditions between the Company and lender. The Company is also in discussions with other potential lenders related to a new credit facility.

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

The holder of the debentures has the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price of $1.62. The conversion price may be adjusted downward to a price equal to 85% of the market price of the Company's common stock in the future (subject to further adjustment based upon the closing bid price of the Company's common stock as of the date of conversion).

In addition, in connection with the issuance of the debentures the Company granted 160,000 warrants exercisable until December 2003 at an exercise price of $1.94 per share. Further, the Company provided the debenture holders with certain demand and piggyback registration rights.

At March 31, 2002, convertible debt is carried net of total discounts of $800,718 comprised of $541,535 for unamortized amounts related to the intrinsic value of the beneficial conversion feature calculated at the date of issuance and $259,182 related to the fair value of the warrants. Accordingly, during the three months ended March 31, 2002, interest expense totaling $100,398 has been recognized in connection with discount amortization related to this convertible indebtedness.

Promissory Notes

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an unrelated party. The note is unsecured, bears in interest at 15% and matures in May 2002. In connection with the promissory note, the Company issued 150,000 detachable warrants to the noteholder exercisable in to 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years. Proceeds from the issuance of this promissory note have been allocated between the note and the warrants based on their fair values. During the three months ended March 31, 2002, the Company recorded $157,950 of interest expense resulting from the amortization of debt discount arising from the allocation of proceeds.

On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 under promissory notes payable to an entity controlled by an officer/stockholder of the Company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and January 31, 2003, respectively.

On March 6, 2002, the Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 due April 19, 2002 (the "Bridge Note") and 100,000 shares of the Company's Common Stock. The Company is negotiating an extension of the bridge note with the Purchaser. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand.

The Bridge Note is carried net of discounts totaling $245,000 comprised of $220,000 for the fair value of the shares issued and $25,000 original issue discount. Through March 31, 2002, the Company recorded $196,000 of interest expense resulting from the amortization of discounts associated with the common shares issued in conjunction with the Bridge Note.

Obligations to Former Owners of PCS Securities, Inc.

In connection with the acquisition of PCS Securities, Inc., the Company agreed to pay the former owners of PCS as part of the purchase price, a cash adjustment equal to the Net Tangible Book Value (as defined) of PCS at December 31, 2001. The total additional purchase price is estimated to be approximately $700,000. Of this total, up to $500,000 became due and payable at March 29, 2002, and the remaining balance of $200,000 becomes due on June 29, 2002. The Company has obtained an extension of the March 29, 2002 payment obligation, and additional extensions may be obtained subject to availability of funds and the Company's working capital needs. The total amount due and payable with respect to this obligation may vary from the estimated amount based upon ongoing negotations among the parties.

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

                            Part II Other Information

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

         As of January 17, 2002, we issued 94,731 shares of our common stock to an officer of the Company in consideration for services rendered. The shares were issued pursuant to Section 4(2) of the Securities Act.

         On March 6, 2002, the Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for the issuance of a promissory note in the aggregate principal amount of $500,000 due April 19, 2002 (the "Bridge Note") and the issuance by the Company to the Purchaser of 100,000 shares of the Company's Common Stock. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand. The securities were issued pursuant to Section 4(2) of the Securities Act.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

     Reports on Form 8-K
     -------------------

         1. Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2002 with respect to Items 2, 5 and 7.
         2. Report on Form 8-K/A filed with the Securities and Exchange Commission on January 7, 2002 with respect to Item 7.
         3. Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2002 with respect to Items 4 and 7.
         4. Report on Form 8-K/A filed with the Securities and Exchange Commission on January 31, 2002 with respect to Items 5 and 7.
         5. Report on Form 8-K/A filed with the Securities and Exchange Commission on February 8, 2002 with respect to Items 4 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DIRECTPLACEMENT, INC.


                                       By: /s/ BRIAN M. OVERSTREET
                                           -------------------------------------
                                       Name:   Brian M. Overstreet
                                       Title:  President and Chief Executive
                                               Officer

DATE: May 20, 2002