Form 10KSB/A
period 2001-12-31
DIRECTPLACEMENT INC
filed 2002-06-25
CIK 1065191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                  FORM 10-KSB/A

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ___ No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2002 was approximately $16,178,701.

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

================================================================================

                                Explanatory Note

         This Annual Report on Form 10-KSB/A amends the information contained in Items 1, 6 and 7 of the Company's Annual Report on Form 10-KSB previously filed for the fiscal year ended December 31, 2001. This Annual Report on Form 10-KSB/A reflects the effects of the restatement of the Company's financial statements related to the purchase price payable by the Company in connection with the merger of the Company's subsidiary with and into PCS Securities, Inc.


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

The Acquisition of PCS Securities, Inc.
---------------------------------------

         As of December 14, 2001, the Company, PCS Merger Corp., a Washington corporation and wholly owned subsidiary of the Company ("MergerSub"), PCS Securities, Inc., a Washington corporation ("PCS"), Susanne S. Pruitt ("Pruitt") and Raymond A. Hill, III ("Hill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on December 21, 2001, MergerSub merged with and into PCS (the "Merger"). On December 21, 2001, the holders of common stock of PCS received an aggregate of 10.5 million shares of the Company's common stock, in exchange for all of the issued and outstanding shares of capital stock of PCS. Immediately prior to the Merger, Pruitt and Hill owned

51% and 49% of the total number of shares of common stock of PCS outstanding, respectively. By virtue of the Merger, Pruitt received 5,355,000 shares of the Company's Common Stock and Hill received 5,145,000 shares of the Company's Common Stock. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) of PCS as of December 31, 2001. The Company has accrued up to $700,000 for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this amount and as a result, no payments were made in March 2002. Consequently, the full amount of the obligation to the former owners of PCS Securities, Inc., which may be less than amounts accrued subject to final determination by the parties, is scheduled to be due and payable on June 28, 2002 pursuant to the Merger Agreement. The Company may seek additional extensions subject to availability of funds or its working capital needs. The Company entered into (i) a five (5) year employment agreement with Pruitt, pursuant to which Pruitt will serve as the Company' Director of its Capital Markets Unit, and (ii) a five (5) year consulting agreement with Hill, pursuant to which Hill will provide the Company with advice regarding existing client and new client services. Further, Pruitt and Hill were each appointed to the board of directors of the Company and Brian M. Overstreet, Robert F. Kyle, and Pruitt were elected to the board of directors of PCS.

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

         (iii) ____ our ability to provide "big firm" knowledge and service to middle market institutional investors.

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

         o ____ the money manager must make a good faith determination that the commission paid to the brokerage firm is reasonable in relation to the value of the research or brokerage services provided;

         o the transactions executed by the brokerage firm must be securities transactions executed on an agency basis (i.e. not as a principal or underwriter); and

         o ____ the money manager must fully and accurately disclose the material terms of the soft dollar arrangement.

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


Credit Facility
---------------

Bear Stearns Credit Line
------------------------

         In connection with the acquisition of PCS, in December 2001, the Company entered into a Credit Facility with Bear Stearns and Co., Bear Stearns Securities Corp. and their affiliates ("Bear Stearns"), pursuant to which Bear Stearns agreed to provide a line of credit to the Company of up to $3,000,000

("Line of Credit"). In exchange, the Company issued a promissory note to Bear Stearns for the principal amount of up to $3,000,000 with an interest rate equal to Bear Stearns' broker-call rate plus 3%, which at December 31, 2001 amounted to an interest rate of approximately 5.75% per annum (the "Promissory Note"). The principal amount of the Promissory Note and any unpaid interest thereunder is payable on demand. In consideration for the Line of Credit, Brian M. Overstreet, the Company's President and Chief Executive Officer, Susanne Pruitt, the Company's Managing Director of the Capital Markets Group, and Raymond A. Hill, a director and significant shareholder of the Company, each entered into a Guarantee with Bear Stearns pursuant to which Mr. Overstreet, Ms. Pruitt, and Mr. Hill each personally guaranteed the Company's full and prompt payment and all other obligations of the Company pursuant to the Note. In addition, the Company maintains on deposit with Bear Stearns an aggregate amount of not less than $1,500,000. During the first quarter of 2002, the Company has substantially borrowed all available funds under its existing credit facility. The Company is currently in discussions with the existing lender to increase the existing credit facility up to $5,000,000 and to release, all or a portion of, the $1,500,000 currently on deposit, among other terms and conditions.


Comerica Financing Term Sheet
-----------------------------

         On March 27, 2002, the Company received a proposed term sheet from Comerica Bank ("Comerica"), pursuant to which Comerica would extend a $5,000,000 revolving line of credit to the Company, subject to the terms and conditions contained in the definitive loan documents. The commitment letter provides for a one (1) year credit facility at an interest rate equal to Comerica's prime rate plus 1.5%. The borrowing base will be limited to the lesser of $5.0 million or sixty percent (60%) of Eligible Prepaid Expenses (as defined) and seventy five percent (75%) of Eligible Accounts (as defined). The loan will be secured by a first priority security interest in all of the Company's assets. In addition, the credit facility documents will contain other customary covenants and conditions. Completion of the new credit facility is subject to finalization of certain terms and conditions between the Company and the lender. The Company is seeking to complete a restructure of its existing credit facility with Bear Stearns and is not in active discussions with Comerica. No assurance can be provided that the Company will be able to restructure its existing credit facility pursuant to current discussions with Bear Stearns or close the financing on terms more favorable than existing terms.


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

         If the registration statement is not filed by the Filing Date, the Company shall pay to Purchasers, as liquidated damages and not as penalty, an amount equal to two percent (2%) of the principal amount of Debentures outstanding for each 30-day period (prorated) until the registration statement is filed with the Commission. If the registration statement is not declared effective by the Commission by the required effective date, the Conversion Price then in effect (as defined in the Convertible Debenture) shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date.

         Through the date of this amendment, the Company has not filed a registration statement and is currently in default under these provisions. The Company expects to file a registration statement in the near term to comply with these provisions.

         If the Company proposes to file a registration statement with the Commission (other than on Forms S-4 or S-8) on an underwritten basis within 3 years following the Issuance Date, then the Company shall permit the holders of the Debentures to have the Underlying Shares covered by such registration statement, subject to certain limitations.

         At the option of the Purchasers, upon the consummation of one or more financings following the first anniversary of the Closing Date, the Company shall use 25% of the net cash proceeds (as defined) therefrom (unless such financing is for less than $250,000) to redeem the Debentures.


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

         To achieve and sustain profitability, we must accomplish numerous objectives, including:

         o ____ substantially increasing the number of paying customers; and o improving operating margins.

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

Internet And Internal Computer System Failures Or Compromises Of Our Systems Or Security Could Damage Our Reputation And Harm Our Business.

         Although a significant portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience future system failures and degradations. We cannot assure you that we will be able to prevent an extended systems failure if any of the following events occurs:

         -    human error;
         - ____ subsystem, component, or software failure; - a power or telecommunications failure; - an earthquake, fire, or other natural disaster; - hacker attacks or other intentional acts of vandalism; or - an act of God or war.

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

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange.

         There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

         - ____ Limited release of the market prices of our securities; - Limited news coverage of us; - Limited interest by investors in our securities; - Volatility of our stock price due to low trading volume;
         - Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
         - ____ Limited ability to issue additional securities or to secure additional financing.

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

We, Through Our Broker-Dealer Subsidiaries, Are Subject To Regulation By The SEC State Regulators, And The NASD.

         The securities industry in the United States is subject to regulation under both federal and state laws. The SEC, the NASD, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. If any of these events occur to our broker-dealer subsidiaries, our business and reputation could be seriously harmed. Broker-dealers are subject to regulations covering many aspects of the securities business, including:

         -    sales methods;
         - ____ trade practices among broker-dealers; - use and safekeeping of customers' funds and securities; - capital structure; - record keeping;
         - conduct of directors, officers, and employees; and - supervision of employees, particularly those in branch offices.

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

----------
* ________ High and low bid quotations for the quarter ended March 31, 2000 are not available.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 31, 2001, the Company had $276,701 of cash and cash equivalents to meet its immediate short-term liquidity requirements. During the first quarter of 2002, the Company has borrowed substantially all available funds under its existing $3,000,000 revolving line of credit with Bear Stearns. The Company is presently in discussions with Bear Stearns to increase/restructure the existing credit facility up to $5,000,000, among other terms and conditions. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, increased availability under a revolving credit facility and/or external financing.

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

PCS Securities, Inc.

As of December 14, 2001, the Company, PCS Merger Corp., a Washington corporation and wholly owned subsidiary of the Company ("MergerSub"), PCS Securities, Inc., a Washington corporation ("PCS"), Susanne S. Pruitt ("Pruitt") and Raymond A. Hill, III ("Hill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on December 21, 2001, MergerSub merged with and into PCS (the "Merger"). On December 21, 2001, the holders of common stock of PCS received an aggregate of 10.5 million shares of the Company's common stock, in exchange for all of the issued and outstanding shares of capital stock of PCS. Immediately prior to the Merger, Pruitt and Hill owned 51% and 49% of the total number of shares of common stock of PCS outstanding, respectively. By virtue of the Merger, Pruitt received 5,355,000 shares of the Company's Common Stock and Hill received 5,145,000 shares of the Company's Common Stock. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) of PCS of of December 31, 2001. The Company has accrued up to $700,000 for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this amount and as a result, no payments were made in March 2002. Consequently, the full amount of the obligation to the former owners of PCS Securities, Inc., which may be less than amounts accrued subject to final determination by the parties, is scheduled to be due and payable on June 28, 2002 pursuant to the Merger Agreement. The Company may seek additional extensions subject to availability of funds or its working capital needs. The Company entered into (i) a five (5) year employment agreement with Pruitt, pursuant to which Pruitt will serve as the Company' Director of its Capital Markets Unit, and (ii) a five (5) year consulting agreement with Hill, pursuant to which Hill will provide the Company with advice regarding existing client and new client services. Further, Pruitt and Hill were each appointed to the board of directors of the Company and Brian M. Overstreet, Robert F Kyle, and Pruitt were elected to the board of directors of PCS.

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

Revolving Credit Facility

In December 2001, the Company obtained a revolving credit facility payable to Bear Stearns as part of its acquisition of PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75% at December 31, 2001), matures on demand, and is secured by

$1,500,000 in restricted cash and personal guarantees by certain stockholders of the company. At the date of acquisition, there were no borrowings outstanding under this credit facility. At December 31, 2001, the outstanding balance of the revolving credit facility was $250,000. During the first quarter of 2002, the Company has substantially borrowed all available funds under its existing credit facility. The Company is currently in discussions with the existing lender to increase the existing credit facility up to $5,000,000 and to release all, or a portion of, the $1,500,000 currently on deposit, among other terms and conditions.

In March 2002, the Company received a proposed term sheet from Comerica Bank ("Comerica") pursuant to which Comerica would extend a $5,000,000 revolving line of credit to the Company, subject to the terms and conditions contained in the definitive loan documents. The commitment letter provides for a one (1) year credit facility at an interest rate equal to Comerica's prime rate plus 1.5%. The borrowing base will be limited to the lessor of $5.0 million or sixty percent (60%) of Eligible Prepaid Expenses (as defined) and seventy five percent (75%) of Eligible Accounts (as defined). The loan will be secured by a first priority security interest in all of the Company's assets.

The Company is seeking to complete a restructure of its existing credit facility with Bear Stearns and is not in active discussions with Comerica. No assurance can be provided that the Company will be able to restructure its existing credit facility pursuant to current discussions with Bear Stearns or close the financing on terms more favorable than existing terms.

Convertible Debt
----------------

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

If the registration statement is not filed by the Filing Date, the Company shall pay to Purchasers, as liquidated damages and not as penalty, an amount equal to two percent (2%) of the principal amount of Debentures outstanding for each 30-day period (prorated) until the registration statement is filed with the Commission. If the registration statement is not declared effective by the Commission by the required effective date, the Conversion Price then in effect (as defined in the Convertible Debenture) shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day folloiwng the closing date.

Through the date of this amendment, the Company has not filed a registration statement and is currently in default under these provisions. The Company expects to file a registration statement in the near term to comply with these provisions.

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

On March 6, 2002, the Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 and Purchaser acquired a promissory note in the aggregate principal amount of $500,000 due April 6, 2002 (the "Bridge Note") together with 100,000 shares of the Company's Common Stock. In May 2002, the Company has received an extension of the Bridge Note's original maturity date in conjunction with a partial repayment of the outstanding principal balance of $200,000. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand.

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

Years ended December 31, 2001 and 2000 (unaudited)
                                                                            Pro Forma
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
 Revenues
  Placement fees                                                   $    806,684    $    240,000
  Commissions and other fees                                         14,907,526      15,387,684
  Data service revenues                                                 614,209          73,200
  Interest and other                                                     21,743           3,952
                                                                   ------------    ------------
                                                                     16,350,162      15,704,836

 Expenses                                                            15,976,881      14,284,856
                                                                   ------------    ------------

 Earnings Before Interest, Taxes, Depreciation, and Amortization        373,281       1,419,980

  Interest expense                                                      450,844         140,603
  Depreciation & amortization                                         2,493,433       2,412,037
  Merger and acquisition expenses                                     1,073,555              --
  Income taxes                                                            2,400           3,141
                                                                   ------------    ------------

 Pro forma Net Loss                                                $ (3,646,951)   $ (1,135,801)
                                                                   ============    ============
 Pro forma Loss per share - basic & diluted                        $      (0.17)   $      (0.07)

NOTES TO PRO FORMA RESULTS OF OPERATIONS

(A) Reflects the Company's acquisitions in 2001 as if the acquisitions occurred as of the beginning of the periods presented.

(B) Includes approximately $1.1 million of merger and acquisition expenses related to the reverse merger with PPI, PCH acquisition and merger with PCS which will not be recurring in 2002. These pro forma expenses also include approximately $281,100 incurred separately by PCS prior to the acquisition by the Company.

(C) Excludes effects of termination of "S" corporation status and historical distributions to PCS former owners.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         See financial statements following Item 13 of this Annual Report on Form 10-KSB. Form 10-KSB/A reflects the effects of the restatement of the Company's financial statements related to the purchase price payable by the Company in connection with the merger of the Company's subsidiary with and into PCS Securities, Inc.

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

10.19 Promissory Note, dated December 17, 2001, issued to Bear Stearns Securities Corp.

10.20 Guarantee, dated December 17, 2001, by and between Bear Stearns Securities Corp. and Brian M. Overstreet.

10.21 Research Services Agreement, dated as of November 30, 2001, between PCS Securities, Inc. and Institutional Research Services, Inc.

10.22             2001 Stock Option Plan.*

21.01             Subsidiaries of Registrant.

* ________ Previously filed with the Securities and Exchange Commission.

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

As more fully discussed in Note T, the December 31, 2001 financial statements have been restated to accrue additional purchase price consideration related to the acquisition of PCS Securities, Inc.

                                                          /s/ GRANT THORNTON LLP


Irvine, California
March 27, 2002
Except for Note T as to which the date is May 15, 2002.

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

                                                   /s/ HEYMAN & ASSOCIATES, INC.


San Diego, California
January 24, 2001

                              DirectPlacement, Inc.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000


                                                                  2001
                                                               (Restated)         2000
                                                              ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                   $    276,701    $    454,291
  Restricted cash                                                1,500,000              --
  Commissions and other receivables                                 63,389              --
  Deferred research/services costs                                 134,311              --
  Other current assets                                              33,642          40,065
                                                              ------------    ------------
                                                                 2,008,043         494,356

  Property and equipment, net                                      729,432         767,964
  Identifiable intangible assets                                14,802,430              --
  Goodwill                                                       9,649,574              --
  Other assets                                                      96,201         181,011
                                                              ------------    ------------
          Total assets                                        $ 27,285,680    $  1,443,331
                                                              ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $  1,185,835    $    168,974
  Revolving credit facility                                        250,000              --
  Notes payable, net of discount                                    89,400              --
  Purchase price consideration due to related parties              700,000              --
  Deferred revenue                                                 137,857              --
                                                              ------------    ------------
                                                                 2,363,092         168,974
LONG-TERM LIABILITIES
  Convertible debt, net of discount                                813,541       1,525,000
  Notes payable - related party                                    145,000              --
                                                              ------------    ------------
                                                                   958,541       1,525,000


 STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value; 10,000,000 authorized
     shares; no shares outstanding                                      --              --
   Common stock; $.0001 par value, 80,000,000
     shares authorized; 22,758,856 shares issued
     and outstanding at December 31, 2001 and 7,844,245
     shares at December 31, 2000                                     2,276             784
   Additional paid-in capital                                   28,406,397       1,068,856
   Accumulated deficit                                          (4,444,626)     (1,320,283)
                                                              ------------    ------------
                                                                23,964,047        (250,643)

          Total liabilities and stockholders' equity          $ 27,285,680    $  1,443,331
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
                                                   ============    ============

         The accompanying notes are an integral part of these statements

                                                  DirectPlacement, Inc.

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years Ended December 31, 2001 and 2000

                                                        Common Stock
                                                ---------------------------    Additional     Accumulated
                                                   Shares         Amount     Paid-in capital    Deficit          Total
                                                ------------   ------------   ------------   ------------    ------------

Balance at January 1, 2000                         6,907,826            690   $    642,739   $   (277,056)   $    366,374
  Common shares sold, net of issuance costs          331,729             33        174,967             --         175,000
  Common shares issued for services rendered         229,689             23        183,728             --         183,751
  Fair value of stock options issued in
    connection with services                              --             --         46,875             --          46,875
  Common shares issued to acquire DP
    Securities, Inc.                                 375,000             38         20,547             --          20,585
  Net loss                                                --             --             --     (1,043,227)     (1,043,227)
                                                ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000                       7,844,245            784      1,068,856     (1,320,283)       (250,643)
  Exercise of warrants issued in private
    placement                                         46,875              5         37,495             --          37,500
  Common shares issued for services rendered       1,071,703            107         82,400             --          82,507
  Conversion of promissory note and related
    accrued interest                               2,112,543            211      1,689,823             --       1,690,034
  Common shares sold, net of issuance costs          765,625             77        612,423             --         612,500
  Fair value of stock options issued in
    connection with services                              --             --         92,725             --          92,725
  Fair value of  common stock warrants issued
    in connection with convertible promissory
    notes and debentures                                  --             --        707,232             --         707,232
  Intrinsic value of beneficial conversion
    associated with convertible debentures                --             --        541,535             --         541,535
  Common shares issued in connection with PCH
    acquisition                                      417,866             42        999,958             --       1,000,000
  Common shares issued to acquire PCS
    Securities, Inc.                              10,500,000          1,050     22,573,950             --      22,575,000
  Net loss                                                                                     (3,124,343)     (3,124,343)
                                                ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2001                      22,758,856   $      2,276   $ 28,406,397   $ (4,444,626)   $ 23,964,047
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
                                                                         ===========    ===========

                              DIRECTPLACEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - ORGANIZATION

DirectPlacement, Inc. (the "Company" or "DPI") was incorporated in the state of Delaware in May 1999 and restated its certificate of incorporation in November 2001. DPI is a financial technology company using advanced proprietary technology platforms to distribute financial data, research, and analytics to investment banks, institutional investors, private equity funds and government agencies. DPI also provides independent research products to institutional investors through its broker-dealer subsidiaries under soft-dollar arrangements. Soft-dollar arrangements are arrangements in which a broker dealer provides research to a customer in return for a certain volume of commission revenue from that customer. The Company's main offices are located in San Diego, California. The Company also maintains an office in Seattle, Washington.

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

Effective December 21, 2001, DPI acquired all of the outstanding stock of PCS Securities, Inc., a broker dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc., through the issuance of 10,500,000 shares of the Company's common stock (valued at $22,275,000) plus cash payable in 2002 (See Note C - Acquisitions and Note T
- Restated Audited Financial Statements).

In connection with the Company's reverse merger and the acquisitions of PCS Securities, Inc. and PCH Securities, Inc., the Company incurred merger and acquisition expenses totaling $785,414. These expenses consisted primarily of internal incremental expenses associated with the acquisitions and legal and SEC filing costs associated with the reverse merger.

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

Commissions from independent research and directed brokerage arrangements ("soft dollar") began with the acquisition of PCS Securities, Inc, on December 21, 2001 and are recorded as revenue when earned. Costs paid to third party research providers for research reports and analysis made available to customers under soft dollar arrangements are capitalized and amortized to operations as commission revenue is earned over the term of the arrangements (generally one year or less). Deferred research /service costs and accrued research/ services relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the consolidated balance sheet at December 31, 2001.

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

Risks and Uncertainties
-----------------------

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

Financial Instruments
---------------------

Substantially all of the Company's financial instruments, which include cash and cash equivalents, and indebtedness are carried at amounts which approximate their fair value. The Company does not hold financial instruments for trading purposes as part of its business operations.

Off Balance Sheet Risk
----------------------

The Company's subsidiaries, PCS Securities, Inc. and DP Securities, Inc., are securities broker-dealers engaged in various trading and brokerage activities on behalf of investment banks, institutions and investors, private equity funds and government agencies on an agency and riskless basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counterparty does not fulfill its obligations arising from a transaction. Each of the PCS Securities, Inc. and DP Securities, Inc. has an agreement with its clearing agent that provides that it is obligated to assume any losses related to the nonperformance of its customers. The Company monitors customers brokerage activity by reviewing information received from its clearing agent on a daily basis.

Net Capital and Reserve Requirements
------------------------------------

The Company's subsidiaries, PCS Securities, Inc. and DP Securities, Inc., are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that PCS and DP maintain minimum net capital (as defined) and requires that the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. The Uniform Net Capital Rules also provides that equity capital may not be withdrawn or cash dividends paid if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to
1. At December 31, 2001, both PCS and DP had defined net capital exceeding the minimum required net capital of $5,000.

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

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Segment Information
-------------------

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The Company has two reportable business segments comprised of (1) the data services segment and (2) capital markets/soft dollar segment. The Company's segments are managed separately based on the fundamental differences in their operations.

The data services segment is involved with the distribution of research and financial analytics on the Company's proprietary technology platforms. The capital markets/soft dollar segment is involved primarily with soft dollar arrangements with institutional investors through its broker dealer subsidiaries, and also placement and underwriting activities and securities sales and purchases on an agency basis.

The Company's involvement with the soft dollar business commenced upon its acquisition of PCS Securities, Inc in December 21, 2001 (See Note C-Acquisitions). Soft dollar arrangements are arrangements in which a broker dealer provides research to a customer in return for a certain volume of commission revenue from that customer. Segment data for the years ended December 31, 2001 and 2000 were as follows:

For the Year Ended December 31, 2001

                              Data     Capital Markets/
                            Services     Soft Dollar     Corporate          Total
                          ------------   ------------   ------------    ------------
Revenues                  $    614,209   $  1,257,938   $      6,131    $  1,878,278
Operating Expenses             311,793        584,535      3,653,049       4,549,377
Operating Income (Loss)        302,416        673,403     (3,646,918)     (2,671,099)
Interest Expense                    --             --        450,844         450,844
Total Assets                   674,727     24,211,454      2,399,499      27,285,680


For the Year Ended December 31, 2000

                              Data     Capital Markets/
                            Services     Soft Dollar     Corporate          Total
                          ------------   ------------   ------------    ------------
Revenues                  $     73,200   $    240,000   $     46,080    $    359,280
Operating Expenses             120,700        117,341        989,415       1,227,456
Operating Income (Loss)        (47,500)       122,659       (943,335)       (868,176)
Interest Expense                    --             --        171,910         171,910
Total Assets                   739,564             --        703,767       1,443,331

All revenue by segment is from external customers. Corporate revenues consist of interest income. Depreciation and amortization expense included in operating expenses in 2001 totaled $120,202 for data services, $59,132 for capital markets/soft dollar and $125,763 for corporate.

Depreciation and amortization expense included in operating expenses in 2000 was $116,170 for data services, none for capital markets/soft dollar and $18,676 for corporate.

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

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

PCS Securities, Inc. (RESTATED)
--------------------

On December 21, 2001, the Company acquired all of the outstanding shares of PCS Securities, Inc., a leading provider of independent financial research products to the institutional investment community. The total purchase price consideration approximated $23,275,000 consisting of an aggregate of 10,500,000 shares of the Company's common stock, with a fair market value of $2.15 per share (the quoted market price at the date of acquisition) and additional cash consideration based on the Net Tangible Book Value of PCS Securities, Inc., at December 31, 2001 as defined. The Company has accrued up to $700,000 for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this amount and as a result, no payments were made in March 2002. Consequently, the full amount of the obligation to the former owners of PCS Securities, Inc., which may be less than amounts accrued subject to final determination by the parties, is scheduled to be due and payable on June 28, 2002 pursuant to the Merger Agreement. The Company may seek additional extensions subject to availability of funds or its working capital needs.

The acquisition has been accounted for by the purchase method of accounting. The total value of the purchase consideration was allocated among PCS Securities Inc.'s assets and liabilities acquired, including identifiable intangible assets, based upon estimated fair values based on independent valuation. The excess of the value of the consideration over the net assets acquired was allocated to goodwill. (See Note T - Restated Audited Financial Statements)

PCS Securities, Inc., is a focused broker-dealer that provides soft-dollar trading and collection services for independent research providers and distributes over 20 independent financial research products to over 400 institutional investors including all of the major U.S. investment banks.

The table below reflects unaudited pro forma combined results of the Company, the PCH asset acquisition and the acquisition of PCS Securities, Inc. as if these acquisitions had taken place at the beginning of the periods presented:

                                                    Pro Forma
                                           ---------------------------

   Revenues                                $16,350,162    $ 15,704,836
   Net loss (A)                            $(3,616,951)   $ (1,135,801)
   Loss per share - basic and diluted           $(0.17)         $(0.07)

(A) Includes approximately $1.1 million of merger and acquisition expenses related to the reverse merger with PPI, PCH acquisition and merger with PCS which will not be recurring in 2002. These pro forma expenses also include approximately $281,100 incurred separately by PCS prior to the acquisition by the Company.

Condensed unaudited combined balance sheet information for PCS Securities, Inc. and PCH Securities, Inc. at their estimated fair values at date of acquisition follows:


   Current assets                       $  1,893,842
   Intangible assets                      14,886,490
   Goodwill                                9,649,574
                                        ------------

   Total assets                         $ 26,429,906
                                        ============

   Liabilities                          $  2,154,906
                                        ============

   Net assets acquired                  $ 24,275,000
                                        ============

Of the $14,886,490 of acquired intangible assets, $1,069,000 was allocated to the trade names that are not subject to amortization. The remaining $13,817,490 of acquired intangible assets have a weighted average life of 6.0 years. (See E
- Intangible Assets). None of the goodwill is expected to be deductible for tax purposes.

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
                                                ===========   =========

Identifiable intangible assets arose primarily from the PCH asset acquisition and the acquisition of PCS Securities, Inc. As part of the acquisition of PCS Securities Inc., a research provider company that is wholly owned by one of the former owners of PCS Securities, Inc. contractually guaranteed the Company a specified volume of "soft dollar" business for a period of 5 years. See Note O - Related Party Transactions.

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000

NOTE F- REVOLVING LINE OF CREDIT

In December 2001, the Company obtained a revolving credit facility payable to a U.S. brokerage firm as part of its acquisition of PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75 % at December 31, 2001), matures on demand, and is secured by $1,500,000 in restricted cash and personal guarantees by the Company President and Chief Executive Officer and the two former owners of PCS Securities, Inc. (currently the Company's Head of Capital Markets Group and a director/significant stockholder of the Company). At the date of acquisition, there were no borrowings outstanding under this revolving credit facility. At December 31, 2001, the outstanding balance of the revolving credit facility was $250,000. During the first quarter of 2002, the Company has substantially borrowed all available funds under its existing credit facility. The Company is currently in discussions with the existing lender to increase the existing credit facility up to $5,000,000 and to release, all or a portion of, the $1,500,000 currently on deposit, among other terms and conditions.

On March 27, 2002, the Company received a proposed term sheet from a bank for a new revolving credit facility to replace the above mentioned facility. The new credit facility, has a maximum commitment of $5,000,000, subject to availability determined by a borrowing base formula, (the lesser of 60% of $5.0 million or eligible prepaid expenses, as defined, and 75% of eligible accounts, as defined) will bear interest at the bank's prime rate plus 1.5%, will mature in March 2003, and is secured by all of the assets of the Company.

The Company is seeking to complete a restructure of its existing credit facility with the U.S. brokerage firm and is not in active discussions with the bank. No assurance can be provided that the Company will be able to restructure its existing credit facility pursuant to current discussions with the U.S. brokerage firm or close the financing on terms more favorable than existing terms.


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

On March 6, 2002, the Company entered into a Securities Purchase Agreement, (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 and Purchaser acquired a promissory note in the aggregate principal amount of $500,000 due April 6, 2002 (the "Bridge Note") together with 100,000 shares of the Company's Common Stock. The Bridge Note will not bear interest, except in the event of default, as defined in the Bridge Note, at which time interest will accrue at a rate of 9% per annum or, if less, the maximum rate permitted by applicable law, which is payable on demand. In May 2002, the Company has received an extension of the Bridge Note's original maturity date in conjunction with a partial repayment of the outstanding principal balance of $200,000.

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

In addition, in connection with the issuance of the debentures the Company granted 160,000 warrants exercisable until December 17, 2003 at an exercise price of $1.94 per share. Further, the Company provided the debenture holders with certain demand and piggyback registration rights. If the registration statement is not filed by the Filing Date, the Company shall pay to Purchaser, as liquidated damages and not as penalty, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (prorated) until the registration statement is filed with the Commission. If the registration statement is not declared effective by the Commission by the required effective date, the conversion price then in effect (as defined in the Convertible Debenture ) shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Through March 27, 2002, the Company has not filed a registration statement and is currently in default under these provisions.

At the option of the Purchaser, upon the consummation of one or more financings following the first anniversary of the Closing Date, the Company shall use 25% of the net cash proceeds (as defined) therefrom (unless such financing is for less than $250,000) to redeem the Convertible Debentures.

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

Debt Conversion
---------------

Convertible promissary notes with a principal balance of $1,525,000 issued in March 2000, bore interest at 10% and had a maturity of March 2003. The promissary notes were convertible into shares of DPI's common stock based on a conversion price of $1.00 per share. Conversion of the principal and accrued interest was mandatory upon the occurrence of an equity event (as defined).

During May 2001, in contemplation of the reverse merger, $1,525,000 of convertible promissory notes and accrued interest of $165,034 were converted into 1,690,034 shares of DPI's common stock (2,112,543 shares after giving effect to the reverse merger). The holders of the convertible promissory notes received 285,937 common stock warrants upon conversion, exercisable until May 2006 for 285,937 shares of DPI's common stock (374,421 after giving effect to the reverse merger) at an exercise price of $1.00 per share. The Company has recorded interest expense upon conversion totaling $211,206 related to the fair value of the warrants.

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


A summary of changes in common stock options during 2001 and 2000 follows:

                                                Number     Weighted Average   Exercisable
                                              of Shares     Exercise Price       Shares
                                             -------------  ---------------   -----------
   Outstanding at December 31, 1999                     -           -
      Granted                                   1,317,187      $ 1.00
      Cancelled                                  (104,687)     $ 1.27
      Exercised                                         -
                                             ------------
   Outstanding at December 31, 2000             1,212,500      $ 1.00             234,345
      Granted                                   1,510,052      $ 1.90
      Cancelled                                  (775,000)     $ 1.17
      Exercised                                         -
                                             ------------

   Outstanding at December 31, 2001             1,947,552      $ 1.48             328,331
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

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE L - WARRANTS AND PERFORMANCE WARRANTS

Common Stock Warrants
---------------------

In connection with the reverse merger, a total of 346,406 common stock warrants were issued to the former warrant holders of DPI. The warrants are exercisable for a period of five (5) years from the date of grant which were issued at similar terms at exercise prices ranging from $.80 to $1.20 per share.

Performance Warrants
--------------------

In June 2001, certain stockholders including members of management surrendered in connection with the reverse merger, 11,531,250 shares of common stock they already owned in exchange for performance warrants exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets (the "Share Exchange"). The performance warrants are exercisable until May 31, 2011 at an exercise price of $.0001 per share and vest based upon the satisfaction by the Company of certain performance targets. Upon vesting the Company will record a charge equal to the difference between the exercise price and the stock price. The first fifty percent (50%) of the shares issuable upon the exercise of the performance warrants (the "Warrant Shares") shall vest upon (i) the Company (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or (ii) the Company (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) the Company (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) the Company (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by the Company and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith.

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

                              DIRECTPLACEMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE O - RELATED PARTY TRANSACTIONS - Continued

Employment Agreements
---------------------

In March 2001, the Company and its Chief Executive Officer and majority stockholder amended this employment agreement amending annual compensation, among other terms and customary provisions. In addition, under the most recent amendment, the officer/stockholder is entitled to a year-end bonus equal to the greater of (i) 2.5% of the total aggregate revenue generated by the Company and its subsidiaries during that calendar year or (ii) 5% of the Company's net income (before taxes) for that calendar year. The Company also agreed to pay the officer/stockholder a bonus equal to 5% of the aggregate cash fees paid to the Company for transactions in which he does not act as lead investment, but acts as assistant to or advisor to the lead investment banker. The officer/stockholder, however, will not receive any percentage of the aggregate warrant fees paid to the Company for transactions in which he acts as an assistant to or advisor to the lead investment banker. The most recent amendment also provides that at any time the Company completes a placement or sale of its common stock or securities convertible or exchangeable into its common stock, where the gross proceeds received by the Company exceeds $500,000, the officer/stockholder will receive a bonus equal to 3% of the gross proceeds.

Consulting Services
-------------------

In April 2001, the Company entered into advisory agreement with Kleega Corp., a company owned by stockholder. Pursuant to the advisory agreement, Kleega Corp. agreed to serve as management consultant and deal finder and technology consultant finder to the Company from May 1, 2001 to April 30, 2002. As compensation for Kleega Corp.'s services, the Company shall pay Kleega Corp. (i) an initial retainer of $25,000 to be paid on or before July 1, 2001; (ii) a monthly retainer of $15,000 during the term of the agreement; and (iii) a fee of 30% of the success fee including the cash and/or stock options and/or warrants received by the Company as a result of a transaction through the introduction by Kleega Corp. to the Company. The advisory agreement also provides that if within two years from the termination or cancellation of the advisory agreement, the Company consummates a transaction with any entity or entities introduced to the Company by Kleega Corp., Kleega Corp. shall be entitled to receive the fee of 30% of the success fee.

For the year ended December 31, 2001, the Company paid $103,825 as consulting fees to the director/stockholder.

PCS Securities, Inc.
--------------------

In connection with the acquisition of PCS Securities, Inc., the Company agreed to pay the former owners of PCS Securities, Inc. as part of the purchase price a cash adjustment equal to the Net Tangible Book Value (as defined) of PCS at December 31, 2001. The Company has accrued up to $700,000 for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this amount and as a result, no payments were made in March 2002. Consequently, the full amount of the obligation to the former owners of PCS Securities, Inc., which may be less than amounts accrued subject to final determination by the parties, is scheduled to be due and payable on June 28, 2002 pursuant to the Merger Agreement. The Company may seek additional extensions subject to availability of funds or its working capital needs.

Subsequent to the acquisition of PCS Securities Inc. on December 21, 2001, the Company has the following transactions with a director/stockholder and former owner of PCS:

An entity owned by the director/stockholder provides research products to a subsidiary of the Company under a guaranteed contract. The research products are then marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder is required to provide the Company's subsidiary with a guaranteed volume of its research per year or may be subject to penalty, as defined. For the period December 21, 2001 through December 31, 2002, $65,000 was paid to this entity for research products purchased.

The director/stockholder is a guarantor of the Company's line of credit, along with other officers/stockholders of the Company.

The director/stockholder provides services under a consulting agreement to increase the Company's customer base. The consulting agreement is for a five year term (beginning January 1, 2002), is subject to renewal annually, and requires the payment of a monthly base fee of approximately $95,833 ($1,150,000 annually). In addition, the consulting agreement provides for incentive fees payable to the director/stockholder when certain specified revenue and targets are met. The carrying amount recognized under the guaranteed contract at December 31, 2001 totaled $ 8,419,000 and is included in identifiable intangible assets in the accompanying balance sheet. Additionally, for the period December 21, 2001 through December 31, 2001, no consulting fees were incurred or paid.

Rent expense of $1,500 was paid during the quarter ended March 31, 2002 on a property co-owned between the director/stockholder and another stockholder and former owner of PCS.

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


NOTE R- NONCASH INVESTING AND FINANCING ACTIVITY

A supplemental schedule to the consolidated statement of cash flow of non-cash investing and financial activities is presented below:

                                                         2001           2000
                                                     -----------     -----------

Conversion of promissory note and
 related interest for common stock                   $ 1,689,823     $         -
                                                     ===========     ===========

Common shares issued in connection with
 PCH acquisition                                     $ 1,000,000     $         -
                                                     ===========     ===========

Common shares issued in connection with
 acquisiton of PCS Securities, Inc.                  $22,575,000     $         -
                                                     ===========     ===========

Additional purchase price consideration
 payable to former owners of PCS Securities, Inc.    $   700,000     $         -
                                   (RESTATED)        ===========     ===========

Common shares issued to acquire
 DP Securities, Inc.                                 $         -     $    20,547
                                                     ===========     ===========


INSERT 5

NOTE S-SELECTED QUARTERLY DATA

Summarized quarterly information for the Company for 2001 and 2000 follows:

                                           Quarter        Quarter           Quarter       Quarter
                                            Ended          Ended             Ended         Ended
    2001                                   31-Mar         30-Jun            30-Sep        31-Dec            Total
--------                               ----------------------------------------------------------------------------
Revenues                               $     75,921   $    843,355     $    306,931    $    652,071    $  1,878,278
Expenses                                    378,169        980,495          813,354       2,377,377       4,549,377
                                       ----------------------------------------------------------------------------
Operating Loss                             (302,248)      (137,140)        (506,423)     (1,725,306)     (2,671,099)
Other expense, primarily interest            46,945        139,664            6,527         257,708         450,844
Income taxes                                    -              -                -             2,400           2,400
                                       ----------------------------------------------------------------------------
Net Loss                               $   (349,193)  $   (276,804)    $   (512,950)   $ (1,985,414)   $ (3,124,343)
                                       ============================================================================

Loss per share                         $      (0.04)  $      (0.03)    $      (0.04)   $      (0.15)   $      (0.30)
                                       ============================================================================


                                           Quarter        Quarter           Quarter       Quarter
                                            Ended          Ended             Ended         Ended
    2000                                   31-Mar         30-Jun            30-Sep        31-Dec            Total
--------                               ----------------------------------------------------------------------------
Revenues                               $     23,451   $     82,651     $    155,851    $     97,327    $    359,280
Expenses                                    155,344        290,792          460,333         320,987       1,227,456
                                       ----------------------------------------------------------------------------
Operating Loss                             (131,893)      (208,141)        (304,482)       (223,660)       (868,176)
Other expense, primarily interest            33,376         41,339           21,714          75,481         171,910
Income taxes                                      0              0                0            3141            3141
                                       ----------------------------------------------------------------------------
Net Loss                               $   (165,269)  $   (249,480)    $   (326,196)   $   (302,282)   $ (1,043,227)
                                       ============================================================================

Loss per share                         $      (0.02)  $      (0.03)    $      (0.04)   $      (0.04)   $      (0.13)
                                       ============================================================================


Weighted average shares-2001              7,844,245      8,678,730       11,840,990      13,282,068      10,441,273
Weighted average shares-2000              7,067,090      7,844,245        7,844,245       7,844,245       7,731,121


NOTE T - RESTATED AUDITED FINANCIAL STATEMENTS

The December 31, 2001 financial statements have been restated to accrue a contractual obligation payable to the former owners of PCS Securities, Inc. which represents additional purchase price consideration associated with the acquisition of PCS Securities, Inc. in December 2001. The accrual of this contractual obligation increased goodwill related to the acquisition and total liabilities by $700,000. The accrual of this obligation did not affect loss per share or stockholders' equity amounts previously reported.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  San Diego, California
        June 21, 2002

                                       DIRECTPLACEMENT, INC.


                                       By: /s/ BRIAN M. OVEERSTREET
                                           -------------------------------------
                                           Name:  Brian M. Overstreet
                                           Title: President & CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                                     Date
---------                           -----                                     ----

/s/ BRIAN M. OVERSTREET             President, CEO                            June 21, 2002
------------------------------      and Director
Brian M. Overstreet


/s/ ROBERT F. KYLE                  Vice President Secretary                  June 21, 2002
------------------------------      General Counsel and Director
Robert F. Kyle


/s/ MICHAEL H. LORBER               Chief Financial Officer                   June 21, 2002
------------------------------
Michael H. Lorber


/s/ SUSANNE S. PRUITT               Managing Director-                        June 21, 2002
------------------------------      Capital Markets Group, President
Susanne S. Pruitt                   of PCS Securities, Inc. and Director


/s/ DAVID J. BROPHY                 Director                                  June 21, 2002
------------------------------
David J. Brophy


/s/ RAYMOND A. HILL, III            Director                                  June 21, 2002
------------------------------
Raymond A. Hill, III


/s/ WILLIAM JOHN JACKSON            Director                                  June 21, 2002
------------------------------
William John Jackson


/s/ PAUL KUPFERSTEIN                Director                                  June 21, 2002
------------------------------
Paul Kupferstein


/s/ JOHN RAMSEY                     Director                                  June 21, 2002
------------------------------
John Ramsey