Form 10QSB
period 2002-06-30
DIRECTPLACEMENT INC
filed 2002-08-14
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                          Commission File Number 025449
                                                 ------

                              DIRECTPLACEMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      33-0856651
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3655 Nobel Drive, Suite 540, San Diego, California                      92122
--------------------------------------------------                    ----------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (858) 623-1600
---------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]



As of August 14 , 2002, there were 22,966,087 shares of common stock were issued and outstanding.

                              DIRECTPLACEMENT, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2002


                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .....................................    3

          Consolidated Statements of Operations ...........................    4

          Consolidated Statements of Cash Flows ...........................    5

          Condensed Notes to
            Financial Statements ..........................................    6

ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations ................   15

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings ...............................................   20

ITEM 2.   Changes in Securities and Use of Proceeds .......................   21

ITEM 3.   Defaults Upon Senior Securities .................................   21

ITEM 4.   Submission of Matters to a Vote of Security Holders .............   21

ITEM 6.   Exhibits and Reports on Form 8-K ................................   22

                          Part I Financial Information

Item 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

DirectPlacement, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                             June 30, 2002   December 31, 2001
                                                               Unaudited         Restated
                                                             ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                  $    386,026      $    276,701
  Restricted cash                                               1,500,000         1,500,000
  Commissions and other receivables                               792,906            63,389
  Deferred research/services costs                              3,254,348         1,607,714
  Other current assets                                             32,163            33,642
                                                             ------------      ------------
                                                                5,965,443         3,481,446


  Property and equipment, net                                     757,696           729,432
  Identifiable intangible assets                               13,047,718        14,802,430
  Goodwill                                                      9,233,007         9,649,574
  Other assets                                                     96,201            96,201
                                                             ------------      ------------
      Total assets                                           $ 29,100,065      $ 28,759,083
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $  1,434,570      $  1,185,835
  Accrued research services                                     2,085,002         1,473,403
  Revolving credit facility                                     2,999,585           250,000
  Notes payable, net of discounts                                 600,000            89,400
  Purchase price consideration due to related parties             565,926           700,000
  Deferred revenue                                                240,290           137,857
                                                             ------------      ------------
                                                                7,925,373         3,836,495

LONG-TERM LIABILITIES
  Convertible debt, net of discount                               876,443           813,541
  Note payable - related party                                    187,500           145,000
                                                             ------------      ------------
                                                                1,063,943           958,541
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value; 10,000,000 authorized
    shares; no shares outstanding                                      --                --
  Common stock; $.0001 par value, 80,000,000 authorized,
    22,966,087 issued and outstanding at June 30, 2002
    and 22,758,856 shares at December 31, 2001                      2,297             2,276
  Additional paid-in capital                                   28,955,145        28,406,397
  Accumulated deficit                                          (8,846,693)       (4,444,626)
                                                             ------------      ------------
                                                               20,110,749        23,964,047

      Total liabilities and stockholders' equity             $ 29,100,065      $ 28,759,083
                                                             ============      ============


         The accompanying notes are an integral part of these statements

DirectPlacement, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                            For the Three Months             For the Six Months
                                                               Ended June 30,                  Ended June 30,
                                                        ----------------------------    ----------------------------

                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------

Revenues
  Data service revenues                                 $    290,997    $    161,671    $    496,127    $    234,475
  Placement fees                                             258,750         681,684         282,875         681,684
  Commissions and other income                             4,726,940              --       8,317,084              --
  Interest and other                                           5,728              --          12,056              --
                                                        ------------    ------------    ------------    ------------
                                                           5,282,415         843,355       9,108,142         916,159
                                                        ------------    ------------    ------------    ------------

Expenses
  Compensation and benefits                                1,185,865         448,219       1,931,617         644,714
  Product research expenses                                2,898,614              --       5,247,669              --
  Clearing and execution costs                               723,898              --       1,406,122              --
  Depreciation & amortization                                624,646          52,494       1,243,311          97,684
  Commissions and finder's fees                              249,339         132,986         249,339         132,986
  Impairment loss related to intangibles and goodwill        923,084              --         923,084              --
  General and administrative                                 789,793         346,796       1,524,806         483,280
                                                        ------------    ------------    ------------    ------------

                                                           7,395,239         980,495      12,525,948       1,358,664
                                                        ------------    ------------    ------------    ------------

Operating Loss                                            (2,112,824)       (137,140)     (3,417,806)       (442,505)

Interest expense                                             429,125         139,664         976,829         183,492

Loss Before Income Taxes                                  (2,541,949)       (276,804)     (4,394,635)       (625,997)

Income taxes                                                   5,032              --           7,432              --
                                                        ------------    ------------    ------------    ------------

Net Loss                                                $ (2,546,981)   $   (276,804)   $ (4,402,067)   $   (625,997)
                                                        ============    ============    ============    ============
  Loss per share - basic & diluted                      ($      0.11)   ($      0.06)   ($      0.19)   ($      0.22)
                                                        ============    ============    ============    ============

  Weighted average number of shares                       22,965,948       4,787,181      22,913,936       2,802,844
                                                        ============    ============    ============    ============


         The accompanying notes are an integral part of these statements

DirectPlacement, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
                                                                          2002                 2001
                                                                      ------------         ------------
Cash flows from operating activities
  Net loss                                                            $ (4,402,067)        $   (625,997)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                      1,243,311               97,684
      Amortization of discounts on indebtedness                            656,396                   --
      Impairment loss related to intangibles and goodwill                  923,084                   --
      Non cash operating expenses                                           21,875              283,274
  Net changes in assets and liabilities
    Increase in commissions and other receivables                         (729,517)                  --
    Increase in deferred research costs                                 (1,646,634)                  --
    (Increase) decrease in other current assets                              1,479              (34,559)
    Increase (decrease) in accounts payable and accrued liabilities        417,735              (22,365)
    Increase in accrued research services                                  611,599                   --
    Increase in deferred revenue                                           102,433              128,181
                                                                      ------------         ------------
  Net cash flows used in operating activities                           (2,800,306)            (173,782)


Cash flows from investing activities

  Additions to property and equipment                                     (157,454)            (168,744)
                                                                      ------------         ------------
  Net cash flows used in investing activities                             (157,454)            (168,744)


Cash flows from financing activities

  Borrowings from revolving credit facility                              2,749,585                   --
  Proceeds from issuance of notes payable                                  517,500               50,000
  Repayment of notes payable                                              (200,000)                  --
  Proceeds from issuance of common shares                                       --              160,000
                                                                      ------------         ------------
  Net cash flows provided by financing activities                        3,067,085              210,000

  Net increase (decrease) in cash and cash equivalents                     109,325             (132,526)


Cash and cash equivalents, beginning of period                             276,701              454,291
                                                                      ------------         ------------


Cash and cash equivalents, end of period                              $    386,026         $    321,765
                                                                      ============         ============


Supplemental disclosures of cash flow information
  Interest paid                                                       $     74,835         $         --
                                                                      ============         ============
  Taxes paid                                                          $      7,432         $      1,600
                                                                      ============         ============

Supplemental disclosures of non-cash information
  In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as payment of bonus earned in 2001 totaling $169,000. See Note F.

  In June 2002, additional paid in capital associated with convertible debt increased by $137,894. See Note G.


         The accompanying notes are an integral part of these statements

                     DirectPlacement, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)


Note A - Interim Financial Statements

The accompanying unaudited consolidated financial statements of DirectPlacement, Inc. and subsidiaries (the "Company") have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 2001 filed on Form 10-KSB/A.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Organization
------------

DirectPlacement, Inc. ("DPI") was incorporated in the State of Delaware in May 1999 and restated its certificate of incorporation in November 2001. DPI is a financial technology company using advanced proprietary technology platforms to distribute financial data, research, and analytics to investment banks, institutional investors, private equity funds and government agencies. DPI also provides independent research products to institutional investors through its broker dealer subsidiary under soft-dollar arrangements. Soft dollar arrangements are arrangements in which a broker dealer provides research to a customer in return for a certain volume of commission revenue from that customer. DPI's main offices are located in San Diego, California. DPI's wholly owned subsidiary, PCS Securities, Inc., maintains an office in Seattle, Washington.

On June 11, 2001, DPI merged with PPI Capital Group, Inc., a Utah corporation ("PPI"), and became a wholly-owned subsidiary of PPI. The transaction was reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained the accounting acquirer. Accordingly, the merger was accounted for as a recapitalization of DPI as of the earliest period presented and the historical consolidated financial statements prior to June 11, 2001 are those of DPI. In November 2001, PPI changed its name to DirectPlacement, Inc. and its state of incorporation from the State of Utah to the State of Delaware.

On October 23, 2001, DPI acquired certain assets of PCH Securities, Inc. ("PCH") in exchange for the issuance of 417,866 shares of the Company's common stock the ("PCH Acquisition").

Effective December 21, 2001, DPI acquired all of the outstanding stock of PCS Securities, Inc. ("PCS"), a broker dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc., through the issuance of 10,500,000 shares of the Company's common stock (valued at $22,275,000) plus $565,926 paid in July 2002. See Note J - Related Party Transactions.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of DirectPlacement, Inc., and its wholly-owned broker dealer subsidiaries, DP Securities, Inc. and PCS. All material inter-company accounts and transactions have been eliminated in consolidation.

Intangibles and Goodwill
------------------------

In connection with the PCH Acquisition and the merger with PCS, the Company recorded goodwill and intangible assets.

Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise.

Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and evaluated for impairment at each balance sheet date, or earlier if required. Impairment losses are recorded when indicators of impairment are present and the assets' carrying amounts are greater than the undiscounted cash flows estimated to be generated from the assets.

The adoption of SFAS No 142 as of January 1, 2002 did not have a material adverse effect on the Company's financial position or results of operations.

Revenue Recognition
-------------------

Data services revenue represents revenue from providing individual custom reports on a fee per report basis, which is recognized when the report is provided and from providing reports on a monthly subscription basis. Revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that have been received but not yet earned.

Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participates as an underwriter or an agent. The fees are recorded when the underwriting is completed and the income is reasonably determinable. Referral fees related to placement transactions are expensed when the revenue is recognized.

Commissions from security transactions are recorded on a settlement date basis, generally the third business day following the transaction date, which is not materially different than on a trade date basis.

Commissions from independent research and directed brokerage arrangements ("soft dollar") began with the merger with PCS effective December 21, 2001 and are recorded as revenue when earned. Costs paid to third party research providers for research reports and analysis made available to customers is charged to expense over the term of soft dollar arrangements (generally one year or less). Deferred research/service costs and accrued research/services relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the consolidated balance sheets.

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

New Accounting Pronouncements
-----------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of SFAS No. 143 on the Company's financial position or results of operations. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements in order to conform with the current year presentation.


Note B - Property and Equipment

Property and equipment consists of the following:

                                                   June 30,         December 31,
                                                     2002               2001
                                                 -----------        -----------

Computer equipment and software                  $ 1,180,159        $ 1,051,825
Furniture and fixtures                                 7,797              5,033
Office equipment                                      74,833             64,483
Leasehold Improvements                                16,007                 --
                                                 -----------        -----------
                                                   1,278,796          1,121,341
Less accumulated depreciation                       (521,100)          (391,909)
                                                 -----------        -----------
                                                 $   757,696        $   729,432
                                                 ===========        ===========

Note C - Intangible Assets and Goodwill

Identifiable intangibles and goodwill consist of the following:

                                                    June 30,       December  31,
                                                      2002             2001
                                                  ------------     ------------

Trade-name                                        $  1,069,000     $  1,069,000
Customer lists                                       4,710,899        5,351,490
Guaranteed contract with research provider           8,466,000        8,466,000
                                                  ------------     ------------
                                                    14,245,899       14,886,490
Less accumulated amortization                       (1,198,181)         (84,060)
                                                  ------------     ------------

Identifiable Intangibles                          $ 13,047,718     $ 14,802,430
                                                  ============     ============

Goodwill                                          $  9,233,007     $  9,649,574
                                                  ============     ============


Identified intangibles and goodwill resulted from the merger with PCS and the PCH Acquisition in the fourth quarter of 2001. Goodwill associated with these transactions is not being amortized. Both reporting units are part of the Company's capital markets/brokerage segment. See Note I. The Company has evaluated the intangibles and goodwill related to its PCS reporting unit as of January 1, 2002 in accordance with SFAS No. 142. At January 1, 2002 and June 30, 2002, management believes the fair value of these assets exceed their carrying amounts.

Included in the goodwill balance for PCS at December 31, 2001 was $700,000 that represented an estimate of the additional purchase price payable in cash in 2002 pursuant to the merger agreement. In July 2002, the additional purchase consideration price was agreed upon between the Company and the former owners of PCS and $565,926 was paid in full settlement of this obligation. Accordingly, purchase price consideration payable to related parties on the June 30, 2002 balance sheet has been reduced by $134,074 with a corresponding decrease to goodwill.

On August 6, 2002, the Company's Board of Directors elected to close the trading desk operations of DP Securities, Inc., a wholly owned subsidiary of the Company. The trading desk operations were established in connection with the acquisition of certain assets from PCH. The decision to close the trading desk represents an indicator of impairment affecting intangible assets and goodwill recorded during the PCH Acquisition. The carrying amount of intangible assets and goodwill which management believes have been impaired totaled $640,591 and $282,493, respectively. Accordingly, at June 30, 2002, the Company has written off and recorded an impairment loss of $923,084 representing all of the identifiable intangibles and goodwill associated with the PCH Acquisition.


Note D - Revolving Credit Facility

In December 2001, the Company obtained a revolving credit facility payable to a U.S. brokerage firm in connection with the merger with PCS. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75 % at June 30, 2002), matures on demand, and is secured by $1,500,000 in restricted cash and a personal guarantees by the former owners of PCS Securities, Inc. and the Chief Executive Officer of the Company. At December 31, 2001, borrowings outstanding under this revolving credit facility totaled $250,000. At June 30, 2002, the outstanding balance of the revolving credit facility was $2,999,585.

In July 2002, the Company received a verbal offer from such U.S. brokerage firm to increase the revolving credit facility to a maximum amount of $5.0 million and to release the $1.5 million restricted cash collateral. In July 2002, in connection with this verbal commitment, the U.S. brokerage firm released $1.0 million of the total cash collateral balance. Completion of revised credit facility documentation is expected in the third quarter of 2002.


Note E - Notes Payable

The Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 originally due in April 2002 (the "Bridge Note") and 100,000 shares of the Company's common stock. In May 2002, the Company received an extension of the Bridge Note in conjunction with a partial repayment of $200,000 thereby reducing the outstanding balance to $300,000 at June 30, 2002. In July and August 2002, the Company made additional repayments of $150,000 each, plus accrued interest in the amount of $10,050, resulting in the payment in full of all outstanding obligations under the Bridge Note.

The Bridge Note was recorded net of discounts totaling $245,000 comprised of $220,000 for the fair value of the shares issued and $25,000 original issue discount. Through June 30, 2002, debt discounts related to the Bridge Note have been fully amortized resulting in the recognition of $245,000 in interest expense for the six months ended June 30, 2002.


Note F - Stockholders' Equity

Common Stock
------------

In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as a payment of bonus earned in 2001 totaling $169,000.

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2002, there were 22,966,087 shares of common stock issued and outstanding.

Stock Options
-------------

During the quarter ended June 30, 2002, the Company issued options to purchase 363,118 shares of its common stock to employees. All options granted during the period were at an exercise price equal to the fair market value of the underlying stock at the date of grant. As of June 30, 2002, stock options outstanding totaled 2,446,254.


NOTE G - Convertible Debt

On December 17, 2001, the Company issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until the debenture is paid in full or converted into shares of the Company's common stock. Accrued interest payable at June 30, 2002 totaled $91,111. The maturity date of the debentures is December 17, 2003. The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

The holder of the debentures have the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price equal to 85% of the stock price, subject to future downward adjustment as defined in the agreement based on the timing of the effective date of registration. In addition, in connection with the issuance of the debentures the Company granted 160,000 warrants exercisable until December 17, 2003 at an exercise price of $1.94 per share. Further, the Company provided the debenture holders with certain demand and piggyback registration rights. The Company failed to file a registration statement by February 15, 2002. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. Through June 30, 2002 the Company accrued interest expense in the amount of $144,000 in connection with these charges. Since the registration statement was not declared effective by the Commission by April 16, 2002, the conversion price shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date.

The debentures are carried net of unamortized discounts of $533,987 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and $189,570 related to the fair value of the warrants. During the three months ended June 30, 2002, the conversion price in effect was reset and reduced by 20% due to delays in filing a registration statement resulting in an adjusted conversion price of $1.31 per share. This conversion price adjustment resulted in an increase in the intrinsic value of the beneficial conversion feature of $137,894, which has been reflected as an increase to unamortized discount on the debentures and a corresponding increase to additional paid in capital.


Note H - Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted-average number of common shares and diluted loss per share is computed based on the weighted-average number of common shares and all common equivalent shares outstanding during the period that are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method), shares issued upon conversion of debt, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Stock options, warrants ,performance warrants and shares issuable upon conversion of debt totaling 2,446,254, 663,906 , 11,531,250, and 1,288,760, respectively, at June 30, 2002 and stock options totaling 1,500,312 at June 30, 2001 have not been included in the calculation below since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2002 and 2001:

                                                     2002                            2001
                                          Six Months     Three Months     Six Months     Three Months
                                         ------------    ------------    ------------    ------------

Numerator
      Net loss                           $ (4,402,067)   $ (2,546,981)   $   (625,997)   $   (276,804)

Denominator
Denominator for basic and diluted loss
per share-weighted average shares          22,913,936      22,965,948       2,802,844       4,787,181

Basic and diluted loss per share         $      (0.19)   $      (0.11)   $      (0.22)   $      (0.06)
                                         ============    ============    ============    ============

Note I - Reportable Segments

The Company complies with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") that requires public business enterprises to report information regarding reportable operating segments . Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise.

The Company has two reportable business segments comprised of (1) the data services segment and (2) capital markets/soft dollar brokerage segment. The Company's segments are managed separately based on the fundamental differences in their operations. The data services segment is involved with the distribution of research and financial analytics on the Company's proprietary technology platforms.

The capital markets/soft dollar segment is involved primarily with soft dollar arrangements with institutional investors through its broker dealer subsidiaries, and also placement and underwriting activities and securities sales and purchases on an agency basis. The Company's involvement with the soft dollar business commenced upon its merger with PCS effective on December 21, 2001. Soft dollar arrangements are arrangements in which a broker dealer provides research to a customer in return for a certain volume of commission revenue from that customer.

Resources are allocated to segments based on operating margin (loss), excluding corporate operating expenses. Accordingly, operating margin (loss) exclude certain corporate expenses included in the determination of net income under generally accepted accounting principles. Corporate operating expenses which are not allocated to segments consist of interest, certain corporate general and administrative expenses and compensation. Additionally, there is no provision for income taxes as the Company files a consolidated tax return and is currently in a loss carryforward position.

Segment data for the three months and six-months ended June 30, 2002 and 2001 were as follows:

Three Months Ended June 30, 2002:

                                        Capital Markets/
                               Data       Soft Dollar
                             Services      Brokerage       Corporate          Total
                           ------------   ------------    ------------    ------------

Revenues                   $    290,997   $  4,985,690    $      5,728    $  5,282,415
Operating Expenses              135,921   $  6,531,066         728,252       7,395,239
Operating Income (Loss)         155,076     (1,545,376)       (722,524)     (2,112,824)
Interest Expense                     --             --         429,125         429,125
Total Assets                    734,751     26,111,839       2,253,475      29,100,065


Three Months Ended June 30, 2001:

                                        Capital Markets/
                               Data       Soft Dollar
                             Services      Brokerage       Corporate          Total
                           ------------   ------------    ------------    ------------

Revenues                   $    161,671   $    681,684    $               $    843,355
Operating Expenses               89,715        132,986         757,794         980,495
Operating Income (Loss)          71,956        548,698        (757,794)       (137,140)
Interest Expense                     --             --         139,664         139,664
Total Assets                    731,570         40,334         511,810       1,283,714

For the Six Months Ended June 30, 2002:

                                        Capital Markets/
                               Data       Soft Dollar
                             Services      Brokerage       Corporate          Total
                           ------------   ------------    ------------    ------------

Revenues                   $    496,127   $  8,599,959    $     12,056    $  9,108,142
Operating Expenses              254,412     10,739,476       1,532,060      12,525,948
Operating Income (Loss)         241,715     (2,139,517)     (1,520,004)     (3,417,806)
Interest Expense                     --             --         976,829         976,829
Total Assets                    734,751     26,111,839       2,253,475      29,100,065


For the Six Months Ended June 30, 2001:

                                        Capital Markets/
                               Data       Soft Dollar
                             Services      Brokerage       Corporate          Total
                           ------------   ------------    ------------    ------------

Revenues                   $    234,475   $    681,684    $         --    $    916,159
Operating Expenses              152,995        134,728       1,070,941       1,358,664
Operating Income (Loss)          81,480        546,956      (1,070,941)       (442,505)
Interest Expense                     --             --         183,492         183,492
Total Assets                    731,570         40,334         511,810       1,283,714


All revenue by segment is from external customers. Corporate revenues consist of interest income. Depreciation and amortization expense included in operating expenses for the three months ended June 30, 2002 totaled $48,102 for data services, $557,034 for capitial markets/soft dollar brokerage and $19,510 for corporate. For the three months ended June 30, 2001 depreciation and amortization expenses totaled $47,890 for data services, none for capital markets/soft dollar brokerage and $4,604 for corporate.

For the six months ended June 30, 2002 depreciation and amortization expense included in operating expenses was $94,102 for data services, $1,114,121 for capital markets/soft dollar brokerage and $35,088 for corporate. For the six months ended June 30, 2001, depreciation and amortization expense included in operating expenses was $94,227 for data services, none for capital markets/soft dollar brokerage and $3,457 for corporate.

All intangibles and goodwill carried by the Company are included in the capital markets/soft dollar brokerage segment. During the three and six months ended June 30, 2002, operating expenses of the capital markets/soft dollar brokerage segment reflect an impairment loss of $923,084 writing off all remaining capitalized intangibles and goodwill associated with the PCH Acquisition. See Note C.


Note J - Related Party Transactions

Loans and Advances
------------------

In January 2002, DPI borrowed $42,500 pursuant to an unsecured promissory note from a company controlled by an officer/stockholder. The note is due and payable on January 31, 2003 and bears interest at 12 percent per annum. In May 2001 and October 2001, DPI borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003 and October 31, 2003, respectively. At June 30, 2002, the aggregate outstanding balance of these notes was $187,500 and during the six months ended June 30, 2002 a total of $10,724 was recorded as interest expense in connection with these notes.

Consulting Services
-------------------

During the quarter ended June 30, 2002, the Company recorded $30,978 in consulting expense to a corporation controlled by a party related to an officer/stockholder of the Company.

PCS Securities, Inc.
--------------------

In connection with the merger with PCS the Company agreed to pay the former owners of PCS as part of the purchase price a cash adjustment equal to PCS's Net Tangible Book Value (as defined) at December 31, 2001. The total estimated additional purchase price of $700,000 was accrued, and included on the balance sheets at March 31, 2002 and December 31, 2001 as Purchase Price Consideration Due to Related Parties. Of this total, up to $500,000 became due and payable on March 29, 2002 and the remaining balance became due and payable on June 29, 2002. In July 2002, the additional purchase price consideration was agreed upon between the Company and the former owners of PCS and $565,926 was paid by the Company to fully settle this obligation. Accordingly, the estimated accrued liability balance was reduced as of June 30, 2002 by $134,074, with a corresponding reduction to goodwill.

Subsequent to the merger with PCS, the Company has engaged in the following transactions with a director/stockholder and the former owner of PCS:

An entity owned by the director/stockholder provides research products to PCS under a guaranteed contract. The research products are then marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder is required to provide PCS with a guaranteed volume of its research per year or may be subject to penalty. The carrying amount of the guaranteed contract at June 30, 2002 was $7,573,187 and is included in identifiable intangibles in the accompanying balance sheet. Additionally, for the six months ended June 30, 2002, $2,203,970 was paid to this entity for research products purchased.

The director/stockholder is a guarantor of the Company's revolving credit facility, along with other officers/stockholders of the Company.

The director/stockholder provides services under a consulting agreement. The consulting agreement is for a five year term, and requires payment of a monthly base fee of approximately $95,833 ($1,150,000 annually). In addition, the consulting agreement provides for incentive fees payable to the director/stockholder when certain specified revenue and targets are met. During the six months ended June 30, 2002, the Company incurred and expensed $575,000 in base consulting fees and accrued $166,667 in incentive compensation to the director/stockholder pursuant to this consulting agreement. Consulting fees and incentive compensation payable to the director/stockholder at June 30, 2002 totaled $95,833 and $166,667 respectively and are included in accounts payable and accrued liabilities at June 30, 2002.

Rent expense related to the Seattle office of PCS of $6,400 was paid during the quarter ended June 30, 2002 on a property co-owned by the director/stockholder and another stockholder who was also a former owner of PCS.


Note K - Subsequent Events

On July 8, 2002, the Company and its subsidiary PCS Securities, Inc. (PCS) signed a joint marketing agreement with UNX, Inc., a leading universal brokerage firm. Pursuant to the terms of the agreement, PCS will market and distribute UNX's Universal Brokerage platform to its base of institutional clients. The alliance will enable PCS's clients to utilize UNX's online trading system to accrue research credits and will provide UNX and its clients with a direct source for a wide range of independent research products. The Company expects initial implementation to commence in the third quarter of 2002. Under the agreement, PCS will pay UNX a specified clearing fee per trade.

On July 16, 2002, the Company formed a limited liability company with Btech Investor, Inc. to launch a Web-based independent healthcare research service that will offer clients analytical tools to conduct interactive research and analysis of the drug pipelines of biotech and pharmaceutical companies. Under the agreement, Btech will continue to publish its existing Btech Reports through the newly-formed venture. The Btech principals have extensive backgrounds in medicine, science, and finance. The Company, through its broker-dealer subsidiary, PCS, will market and sell the newly formed venture's research products to its base of institutional customers. The Company and Btech expect to launch the new service in the fourth quarter of 2002.

On August 5, 2002 , the Company filed a legal action against a group of shareholders. The Company claims one or more of the defendants (i) breached their fiduciary duties, (ii) were unjustly enriched, (iii) wrongfully converted the Company's property, and (iv) committed legal malpractice. The Company is seeking (i) the return of all shares of the Company obtained by the defendants,
(ii) compensatory damages plus interest until judgment is entered, (iii) punitive damages, (iv) costs incurred in connection with the action, including reasonable attorneys' fees, and (v) such other and further relief as the Court deems just and proper. Defendant's have yet to file an answer in response to the Company's complaint. Whereas no assurance can be provided regarding the outcome of this matter, management does not believe it will have a material adverse effect on the Company's financial position or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2002 and December 31, 2001.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risks faced by us described herein and in our most recent annual report on Form 10-KSB/A could materially affect the Company's financial results. The Company disclaims any obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.


GENERAL OVERVIEW

DPI is a financial technology company. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become the leading single-source provider, developer, and marketer of independent research for the institutional investment community.

DirectPlacement was formed in May 1999, and for the period from inception to December 31, 1999 operations were limited to raising capital and developing technology and markets for its products and services. The Company's first product, PlacementTracker, was introduced in late 1999. During the fourth quarter of 2001, the Company merged with PCS Securities, Inc. ("PCS"), a leading provider of independent research products to the institutional investment community. In July 2002, the Company signed a joint marketing agreement with UNX, Inc., a leading universal brokerage firm. Through the agreement, PCS will market and distribute UNX's Universal Brokerage platform to its base of institutional clients. Additionally in July 2002, the Company formed a limited liability company with Btech Investor Inc. to launch a Web-based independent healthcare research service that will offer clients analytical tools to conduct interactive research and analysis of the drug pipelines of biotech and pharmaceutical companies. We expect that acquisitions of independent research providers and additional financial technology capabilities will continue to play a major role in the execution of our corporate goal of becoming a leading single-source provider, developer, integrator, and marketer of high-end independent research.

The Company has not generated profits since its inception. The Company requires substantial capital to pursue its operating strategy and currently has limited available cash for operations. To achieve and sustain profitability, the Company must substantially increase its revenue base through new customers and products and improve operating margins. If the Company's efforts to increase its revenue base are not successful, revenue growth and profitability will be adversely impacted.

Until the Company can obtain sufficient revenues to fund working capital needs, it will be dependent upon external sources of financing. Although the Company anticipates that it has available liquidity to meet its short term needs, there can be no assurance that the Company will be able to obtain dditional capital to integrate its acquisitions, grow its revenue base, invest in technology advancements and continue its activities until revenues are sufficient to cover operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to credit risk on receivables, recoverability of long lived assets and identified intangibles and goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affecting our more significant judgments and estimates used in the preparation of our consolidated financial statements are intangibles and goodwill, and revenue recognition. See accompanying interim financial statements for a description of these policies.


RESULTS OF OPERATIONS

The comparability of the financial information discussed below is impacted by the merger with PCS and the acquisition of certain assets from PCH (the "PCH Acqusition") completed in the fourth quarter of 2001 which significantly impacted the financial position, revenues and expenses and cash flows of the Company.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Revenues
--------

Total revenues for the six months ended June 30, 2002 increased by 894% to $9,108,142 compared to $916,159 for the same period in 2001. This increase is due primarily to the inclusion during the first six months of 2002 of commission fee revenues from our PCS subsidiary in the amount of $8.3 million. There were no similar revenues during the same period in 2001 as the merger with PCS was completed in the fourth quarter of 2001.

Also contributing to the increase in total revenues during the 2002 period was an increase in data services revenue. For the 2002 period, data services revenue increased by 111% to $496,127 in 2002 from $234,475 in 2001. The increase in data services revenues in 2002 was due primarily to upgrades and enhancements to our proprietary PlacementTracker research product and to increased sales and marketing efforts that resulted in greater penetration and market acceptance of the product.

Operating Expenses
------------------

Total operating expenses for the six months ended June 30, 2002 increased by 822% to $12,525,948 compared to $1,358,664 for the same period in 2001. The increase in 2002 operating expenses is due primarily to product research costs totaling $5,247,669 and clearing and execution fees totaling $1,406,122 associated with the commission fee revenues generated by our PCS subsidiary. There were no similar expenses incurred in the 2001 period as the merger with PCS was completed in the fourth quarter of 2001.

Also contributing to the increased operating expenses during the six months ended June 30, 2002 were non-cash expenses totaling $2,037,204 recorded in connection with the Company's acquisition of certain assets of PCH, and its merger with PCS during the fourth quarter of 2001. Of this total, $1,114,120 resulted from the amortization of acquired identifiable intangible assets, and $923,084 resulted from an impairment loss recognized due to the write off of all remaining capitalized goodwill and identifiable intangible assets related to the PCH Acquisition in connection with the Company's decision to close its in-house trading desk operations.

In addition, operating expenses for the six months ended June 30, 2002 related to compensation and benefits, general and administrative expenses and depreciation and amortization expenses were significantly higher than in the comparable 2001 period.

Compensation expenses increased by 200% to $1,931,617 in the first six months of 2002 from $644,714 in the 2001 period. This increase is due primarily to salaries and wages paid, and incentive compensation accrued during 2002 related to personnel added in connection with the Company's acquisitions in the fourth quarter of 2001.

General and administrative expenses increased by 215% to $1,524,806 in the six months of 2002 from $483,280 in 2001. This increase is due primarily to higher costs in 2002 related to consulting services, legal and accounting fees and other professional services.

Depreciation and amortization increased by 1173% to $1,243,311 in 2002 from $97,684 in 2001. The increase is due primarily to amortization expense recorded during the 2002 period totaling $1,114,120 related to identifiable intangible assets obtained in connection with the Company's PCH Acquisition and its merger with PCS during the fourth quarter of 2001.

Other Expense
-------------

Interest expense increased 432% to $976,829 in 2002 from $183,492 in 2001. This increase was primarily due to $656,396 of non-cash interest charges related to the amortization of discounts recorded in connection with convertible debt and promissory notes (issued together with warrants and/or common shares) entered into during the fourth quarter of 2001 and the Bridge Note agreement entered into during the first quarter of 2002. The increase is also due to interest expense totaling $144,000 for liquidated damages accrued in connection with registration requirement provisions contained in the convertible debt agreement, as well as to interest incurred on balances owed on these debt instruments and on borrowings by the Company on its revolving credit facility that were not in place during the 2001 period.

Net Loss
--------

As a result of the revenue and expense items mentioned above, the Company's net loss increased 603% to $4,402,067 in the six months ended June 30, 2002 from $625,997 in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At June 30, 2002, the Company had $386,026 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, when available, increased funding from the Company's revolving credit facility.

Cash used in operating activities increased to $2,800,306 for the six months ended June 30, 2002 from $173,782 for the six months ended June 30, 2001. The increase is due to the increased net loss incurred by the Company in 2002 and increases in deferred research costs and commissions and other receivables during the 2002 period. Partially offsetting these increases were increases in accounts payable and accrued liabilities and accrued research services during the 2002 period.

Cash used in investing activities during the six months ended June 30, 2002 was $157,454, and related to additions of property and equipment by the Company during the period. This is comparable to property and equipment additions by the Company in the 2001 period that totaled $168,744.

Cash provided by financing activities increased to $3,067,085 during the six months ended June 30, 2002 from $210,000 in the six months ended June 30, 2001. The increase is due to net borrowings by the Company of $2,749,585 under its revolving credit facility and net proceeds from note payable agreements entered into during the first quarter of 2002.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses and continuing debt service obligations in the foreseeable future.


Financing Activities

Revolving Credit Facility

In December 2001, the Company obtained a revolving credit facility from Bear Stearns in connection with our merger with PCS. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.75% at June 30, 2002), matures on demand, and is secured by $1,500,000 in restricted cash and personal guarantees by certain officers and directors of the Company.

At December 31, 2001, the, borrowings outstanding under this credit facility were $250,000. At June 30, 2002 the outstanding balance on the revolving credit facility was $2,999,585.

In July 2002, the Company received a verbal offer from Bear Stearns to increase the revolving credit facility to a maximum amount of $5.0 million and to release the $1.5 million cash. In July 2002, in connection with this verbal commitment, $1.0 million of the total restricted cash collateral balance was released. Completion of revised credit facility documentation is expected in the third quarter of 2002.

Convertible Debt

On December 17, 2001, DPI issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until the debenture is paid in full or converted into shares of the Company's common stock. Accrued interest payable at June 30, 2002 totaled $91,111. The maturity date of the debentures is December 17, 2003. The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

The holder of the debentures has the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price equal to 85% of the stock price, subject to future downward adjustment as defined in the agreement based on the timing of the effective date of registration.

In addition, in connection with the issuance of the debentures the Company granted 160,000 warrants exercisable until December 2003 at an exercise price of $1.94 per share. Further, the Company provided the debenture holders with certain demand and piggyback registration rights. The Company failed to file a registration statement by February 15, 2002. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (prorated) until the registration statement is filed with the Commission. Through June 30, 2002 the Company accrued interest expense in the amount of $144,000 in connection with these charges. Since the registration statement was not declared effective by the Commission by April 16, 2002, the conversion price shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Pursuant to these provisions, at June 30, 2002, the holders of debentures may convert at 80% of the conversion price then in effect or $1.31 per share.

Promissory Notes

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an unrelated party. The note is unsecured, bears in interest at 15% and matures in July 2002. In connection with the promissory note, the Company issued 150,000 detachable warrants to the noteholder exercisable into 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 under promissory notes payable to an entity controlled by an officer/stockholder of the Company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and January 31, 2003 respectively.

On March 6, 2002, the Company entered into a Securities Purchase Agreement(the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 originally due in April 2002 (the "Bridge Note") and 100,000 shares of the Company's Common Stock.

In May 2002, the Company received an extension of the Bridge note in conjunction with a partial repayment of $200,000 thereby reducing the outstanding balance to $300,000 at June 30, 2002. In July and August 2002, the Company made additional repayments of $150,000 each, plus interest in the amount of $10,050 to pay off the remaining principal and accrued interest balances in full.

Obligations to Former Owners of PCS Securities, Inc.

In connection with the merger with PCS, the Company agreed to pay the former owners of PCS as part of the purchase price, a cash adjustment equal to PCS's Tangible Net Book Value (as defined) at December 31, 2001. The total estimated additional purchase price of $700,000 was accrued, and included on the balance sheets at March 31, 2002 and December 31, 2001 as Purchase Price Consideration Due to Related Parties. In July, the final purchase price consideration of $565,926 was agreed upon and paid by the Company. Accordingly, the estimated accrued liability balance was reduced as of June 30, 2002 by $134,074, with a corresponding reduction to goodwill.

New Agreements

On July 8, 2002, the Company and its subsidiary PCS Securities, Inc. (PCS) signed a joint marketing agreement with UNX, Inc., a leading universal brokerage firm. Pursuant to the terms of the agreement, PCS will market and distribute UNX's Universal Brokerage platform to its base of institutional clients. The alliance will enable PCS's clients to utilize UNX's online trading system to accrue research credits and will provide UNX and its clients with a direct source for a wide range of independent research products. The Company expects initial implementation to commence in the third quarter of 2002. Under the agreement, PCS will pay UNX a specified clearing fee per trade.

On July 16, 2002, the Company formed a limited liabilty company with Btech Investor Inc. to launch a Web-based independent healthcare research service that will offer clients analytical tools to conduct interactive research and analysis of the drug pipelines of biotech and pharmaceutical companies. Under the agreement, Btech will continue to publish its existing Btech Reports through the newly-formed venture. The Btech principals have extensive backgrounds in medicine, science, and finance. The Company, through its broker-dealer subsidiary, PCS, will market and sell the newly formed venture's research products to its base of institutional customers. The Company and Btech expect to launch the new service in the fourth quarter of 2002.

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

New Accounting Pronouncements

See accompanying notes to interim financial statements for a description.


                            Part II Other Information

Item 1.  Legal Proceedings.
         ------------------

Except as set forth below, no material legal proceedings are pending to which the Company or any of its property is subject.

On or about August 5, 2002, the Company commenced an action in the Superior Court of the State of California, County of San Diego entitled, DirectPlacement, Inc. v. Barry Witz, et. al., Case No. GIC 793647, in which the Company claimed that one or more of the defendants (i) breached their fiduciary duties, (ii) were unjustly enriched, (iii) wrongfully converted the Company's property, and
(iv) committed legal malpractice. The Company is seeking (i) the return of all shares and warrants to purchase shares of the Company obtained by the defendants, (ii) compensatory damages plus interest until judgment is entered,
(iii) punitive damages, (iv) costs incurred in connection with the action, including reasonable attorneys' fees, and (v) such other and further relief as the Court deems just and proper. Defendants have yet to file an answer in response to the Company's complaint.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

On March 6, 2002, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with a certain institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 originally due in April 2002 (the "Bridge Note") and 100,000 shares of the Company's Common Stock. In May 2002, the Company received an extension of the Bridge Note in conjunction with a partial repayment of $200,000 thereby reducing the outstanding balance to $300,000 at June 30, 2002. In July and August 2002, the Company made an additional repayments of $150,000 each, plus interest in the amount of $10,050 to pay off the remaining principal and accrued interest balances. The securities were issued pursuant to
Section 4(2) of the Securities Act.


Item 3.  Default Upon Senior Securities.
         -------------------------------

On December 17, 2001, DPI issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter beginning March 31, 2002 until the debenture is paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003. The Company has not made any interest payments with respect to the convertible debentures. Accrued and unpaid interest payable at August 14, 2002 totaled $111,111.

In addition, the Company granted the debenture holders with certain demand and piggyback registration rights. The Company failed to file a registration statement by February 15, 2002 as required by its agreement with the debenture holder. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. Through August 14, 2002 the Company accrued interest expense in the amount of $192,000 in connection with these charges. Since the registration statement was not declared effective by the Commission by April 16, 2002, the conversion price shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Pursuant to these provisions, at June 30, 2002, the holders of debentures may convert at 80% of the conversion price then in effect or $1.31 per share.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

On May 10, 2002, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 15,882426 votes in favor of his/her election (representing 69.1% of the shares outstanding): Brian M. Overstreet, Susanne Pruitt, Robert F. Kyle, David J. Brophy, William J. Jackson, Paul Kupferstein, John Ramsey, and Raymond A. Hill, III.

         (b) 2001 Stock Plan. The amendment of the Company' s 2001 Stock Plan increasing the number of shares covered by such plan from 2,000,000 shares of Common Stock to 4,000,000 shares was approved by the stockholders of the Company (15,857,426 votes for (representing 69% of the shares outstanding), and 25,014 shares against).

         (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Grant Thornton LLP as independent accountants of the Company was approved by the stockholders of the Company (15,882,440 votes for (representing 69.1% of the shares outstanding ) and no votes against).


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits
             --------

                  99.1  Certifications pursuant to Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K
             -------------------

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

DATE: August 14, 2002