Form 10QSB
period 2002-09-30
PCS RESEARCH TECHNOLOGY  INC
filed 2002-11-13
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                          Commission File Number 025449
                                                 ------

                          PCS Research Technology, Inc.
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

                               Yes [X]     No [ ]



As of November 13, 2002, there were 28,300,436 shares of common stock issued and outstanding.

                          PCS Research Technology, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               September 30, 2002


                                TABLE OF CONTENTS



PART I -  FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.......................................   3

          Consolidated Statements of Operations.............................   4

          Consolidated Statements of Cash Flows.............................   5

          Notes to Financial Statements.....................................   6


ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................  15

ITEM 3.   Controls and Procedures...........................................  20

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................  21

ITEM 2.   Changes in Securities and Use of Proceeds.........................  21

ITEM 3.   Defaults Upon Senior Securities...................................  21

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  22

ITEM 6.   Exhibits and Reports on Form 8-K..................................  22

                                           Part I Financial Information

Item 1.           Condensed Consolidated Financial Statements
                  -------------------------------------------

     PCS Research Technology, Inc. and Subsidiaries
     CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       2002            2001
                                                                    Unaudited        Restated
                                                                   ------------    ------------

     CURRENT ASSETS
       Cash and cash equivalents                                   $    465,785    $    276,701
       Restricted cash                                                  500,000       1,500,000
       Commissions and other receivables                                403,842          63,389
       Deferred research/services costs                               2,852,529       1,607,714
       Other current assets                                              64,678          33,642
                                                                   ------------    ------------
                                                                      4,286,834       3,481,446


       Property and equipment, net                                      736,729         729,432
       Identifiable intangible assets                                12,508,143      14,802,430
       Goodwill                                                       9,233,007       9,649,574
       Other assets                                                      94,700          96,201
                                                                   ------------    ------------
           Total assets                                            $ 26,859,413    $ 28,759,083
                                                                   ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts payable and accrued liabilities                    $  1,600,379    $  1,185,835
       Accrued research services                                      1,916,913       1,473,403
       Revolving credit facility                                      2,999,585         250,000
       Notes payable, net of discounts                                  300,000          89,400
       Purchase price consideration due to related parties                   --         700,000
       Deferred revenue                                                 448,251         137,857
                                                                   ------------    ------------
                                                                      7,265,128       3,836,495
     LONG-TERM LIABILITIES
       Convertible debt, net of discount                                     --         813,541
       Note payable - related party                                     187,500         145,000
                                                                   ------------    ------------
                                                                        187,500         958,541
     STOCKHOLDERS' EQUITY
       Preferred stock, $.0001 par value; 10,000,000 authorized
         shares; no shares outstanding                                       --              --
       Common stock; $.0001 par value, 80,000,000 authorized,
         28,718,302 issued and outstanding at September 30, 2002
         and 22,758,856 shares at December 31, 2001                       2,872           2,276
       Additional paid-in capital                                    30,198,078      28,406,397
       Accumulated deficit                                          (10,794,165)     (4,444,626)
                                                                   ------------    ------------
                                                                     19,406,785      23,964,047

          Total liabilities and stockholders' equity               $ 26,859,413    $ 28,759,083
                                                                   ============    ============


         The accompanying notes are an integral part of these statements

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                           For the Three Months             For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                       ----------------------------    ----------------------------

                                                           2002            2001            2002            2001
                                                       ------------    ------------    ------------    ------------

Revenues
 Data service revenues                                 $    270,378    $    179,808    $    766,505    $    414,282
 Placement fees                                              20,000         125,000         302,875         806,684
 Commissions and other income                             4,158,359              --      12,475,444              --
 Interest and other                                           1,950           2,123          14,006           6,279
                                                       ------------    ------------    ------------    ------------
                                                          4,450,687         306,931      13,558,830       1,227,245
                                                       ------------    ------------    ------------    ------------

Expenses
 Compensation and benefits                                1,097,782         257,323       3,029,400         902,036
 Product research expenses                                2,707,638              --       7,955,307              --
 Clearing and execution costs                               592,960              --       1,999,082              --
 Depreciation & amortization                                612,484          57,045       1,855,795         154,728
 Commissions and finder's fees                               14,679              --         264,018         132,986
 Impairment loss related to intangibles and goodwill             --              --         923,084              --
 General and administrative                                 791,213         498,986       2,315,214         982,267
                                                       ------------    ------------    ------------    ------------

                                                          5,816,756         813,354      18,341,900       2,172,017
                                                       ------------    ------------    ------------    ------------

Operating Loss                                           (1,366,069)       (506,423)     (4,783,070)       (944,772)

 Interest expense                                           582,207           6,527       1,559,036         194,175

Loss Before Income Taxes                                 (1,948,276)       (512,950)     (6,342,106)     (1,138,947)

Income taxes                                                     --              --           7,432              --
                                                       ------------    ------------    ------------    ------------

Net Loss                                               $ (1,948,276)   $   (512,950)   $ (6,349,538)   $ (1,138,947)
                                                       ============    ============    ============    ============

   Loss per share - basic & diluted                          ($0.08)         ($0.04)         ($0.27)         ($0.20)
                                                       ============    ============    ============    ============

   Weighted average number of shares                     25,842,194      11,814,257      23,900,748       5,775,485
                                                       ============    ============    ============    ============


         The accompanying notes are an integral part of these statements

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    For the Nine Months Ended September 30,
                                                                    ---------------------------------------
                                                                           2002                 2001
                                                                       ------------         ------------

Cash flows from operating activities
  Net loss                                                             $ (6,349,538)        $ (1,138,947)
  Adjustments to reconcile net loss to net cash used in
    Operating activities
      Depreciation and amortization                                       1,855,795              154,728
      Amortization of discounts on indebtedness                           1,023,461                   --
      Impairment loss related to intangibles and goodwill                   923,084                   --
      Non cash operating expenses                                            21,875              241,680
  Net changes in assets and liabilities
    Increase in commissions and other receivables                          (340,453)                  --
    Increase in deferred research/service costs                          (1,244,815)                  --
    (Increase)  in other current assets                                     (31,036)             (56,700)
    Decrease in other assets                                                  1,501                   --
    Increase  in accounts payable and accrued liabilities                   583,543               61,858
    Increase in accrued research services                                   443,510                   --
    Increase in deferred revenue                                            310,394              136,987
                                                                       ------------         ------------
  Net cash flows used in operating activities                            (2,802,679)            (600,394)

Cash flows from investing activities

  Additions to property and equipment                                      (209,396)            (265,228)
  Decrease in restricted cash                                             1,000,000                   --
  Decrease in purchase price consideration due to related parties          (565,926)                  --
                                                                       ------------         ------------
  Net cash flows provided by (used in) investing activities                 224,678             (265,228)

Cash flows from financing activities

  Borrowings from revolving credit facility                               2,749,585                   --
  Proceeds from issuance of notes payable                                   517,500               50,000
  Repayment of notes payable                                               (500,000)                  --
  Proceeds from issuance of common shares                                        --              650,000
                                                                       ------------         ------------
  Net cash flows provided by financing activities                         2,767,085              700,000

  Net increase (decrease) in cash and cash equivalents                      189,084             (165,622)

Cash and cash equivalents, beginning of period                              276,701              454,291
                                                                       ------------         ------------

Cash and cash equivalents, end of period                               $    465,785         $    288,669
                                                                       ============         ============

Supplemental disclosures of cash flow information
  Interest paid                                                        $    165,546         $         --
                                                                       ============         ============
  Taxes paid                                                           $      7,432         $      1,600
                                                                       ============         ============

Supplemental disclosures  of non-cash information
  In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as payment of bonus earned in 2001 totaling $169,000. See Note F.

  Through September 30, 2002, additional paid in capital associated with convertible debt increased by $1,601,392. See Note G


         The accompanying notes are an integral part of these statements

                 PCS Research Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)


Note A - Interim Financial Statements

The accompanying unaudited consolidated financial statements of PCS Research Technology, Inc. and subsidiaries (the "Company"), formerly known as DirectPlacement, Inc. ("DPI"), have been prepared pursuant to generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 2001 filed on Form 10-KSB/A.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Organization
------------

The Company was incorporated in the State of Delaware in May 1999 and restated its certificate of incorporation in November 2001 and changed its name to PCS Research Technology, Inc. in October 2002. The Company is a financial technology business using advanced proprietary technology platforms to distribute financial data, research, and analytics to investment banks, institutional investors, private equity funds and government agencies. The Company also provides independent research products to institutional investors through its broker dealer subsidiary, PCS Securities, Inc., under soft-dollar arrangements. Soft dollar arrangements are agreements under which a broker dealer provides research to a customer in return for a certain volume of trading commission revenue from that customer. The Company is headquartered in San Diego, California and its wholly owned subsidiary, PCS Securities, Inc., maintains an office in Seattle, Washington.

On June 11, 2001, the Company merged with PPI Capital Group, Inc., a Utah corporation ("PPI"), and became a wholly-owned subsidiary of PPI. The transaction was reflected as a reverse merger where PPI was the surviving legal entity after the merger, but the Company remained the accounting acquirer. Accordingly, the merger was accounted for as a recapitalization as of the earliest period presented and the historical consolidated financial statements prior to June 11, 2001 are those of DPI. In November 2001, PPI changed its name to DirectPlacement, Inc. and its state of incorporation from the State of Utah to the State of Delaware.

On October 23, 2001, the Company acquired certain assets of PCH Securities, Inc. ("PCH") in exchange for the issuance of 417,866 shares of the Company's common stock the ("PCH Acquisition").

Effective December 21, 2001, the Company acquired all of the outstanding stock of PCS Securities, Inc. ("PCS"), a broker dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc., through the issuance of 10,500,000 shares of the Company's common stock (valued at $22,275,000) plus $565,926 paid in July 2002. See Note K - Related Party Transactions.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of PCS Research Technology, Inc., and its two wholly-owned broker dealer subsidiaries, DP Securities, Inc. and PCS. All material inter-company accounts and transactions have been eliminated in consolidation.

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

In April 2002, the FASB issued SFAS No. 145, "Rescision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 ("Accounting for Leases"), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company's future financial statements.

In June, 2002, the FASB approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company's future financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the prior year financial statements in order to conform with the current year presentation.


Note B - Restated Audited Financial Statements

The December 31, 2001 audited financial statements have been restated to accrue the estimated additional contractual obligation payable to the former owners of PCS Securities, Inc. which represents additional purchase price consideration associated with the acquisition of PCS Securities, Inc., completed in December, 2001. The accrual of the contractual obligation increased goodwill related to the acquisition and total liabilities by $700,000. The accrual of this additional obligation did not affect loss per share or stockholders' equity amounts previously reported. (See Note K - Related Party Transactions).


Note C - Property and Equipment

Property and equipment consists of the following:

                                                September 30,      December 31,
                                                    2002               2001
                                                ------------       ------------

Computer equipment and software                 $  1,222,750       $  1,051,825
Furniture and fixtures                                 7,797              5,033
Office equipment                                      81,590             64,483
Leasehold Improvements                                16,007                 --
                                                ------------       ------------
                                                   1,328,144          1,121,341
Less accumulated depreciation                       (591,415)          (391,909)
                                                ------------       ------------
                                                $    736,729       $    729,432
                                                ============       ============


Note D - Intangible Assets and Goodwill

Identifiable intangibles and goodwill consist of the following:

                                                September 30,      December 31,
                                                    2002               2001
                                                ------------       ------------

Trade-name                                      $  1,069,000       $  1,069,000
Customer lists                                     4,710,899          5,351,490
Guaranteed contract with research provider         8,466,000          8,466,000
                                                ------------       ------------
                                                  14,245,899         14,886,490
Less accumulated amortization                     (1,737,756)           (84,060)
                                                ------------       ------------

Identifiable Intangibles                        $ 12,508,143       $ 14,802,430
                                                ============       ============

Goodwill                                        $  9,233,007       $  9,649,574
                                                ============       ============

Identified intangibles and goodwill resulted from the merger with PCS and the PCH Acquisition in the fourth quarter of 2001. Goodwill associated with these transactions is not being amortized. Both reporting units are part of the Company's soft dollar brokerage segment. See Note J.

The Company has evaluated the intangibles and goodwill related to its PCS reporting unit as of January 1, 2002 in accordance with SFAS No. 142. At January 1, 2002 and September 30, 2002, management believes the fair value of these assets exceed their carrying amounts.

Included in the goodwill balance for PCS at December 31, 2001 was $700,000 that represented an estimate of the additional purchase price payable in cash in 2002 pursuant to the merger agreement. In July 2002, the additional purchase consideration price was agreed upon between the Company and the former owners of PCS and $565,926 was paid in full settlement of this obligation. The difference of $134.074 between the amounts paid and the estimated $700,000 of additional consideration was applied to reduce goodwill related to the acquisition.

On August 6, 2002, the Company's Board of Directors elected to close the trading desk operations of DP Securities, Inc., a wholly owned subsidiary of the Company. The trading desk operations were established in connection with the acquisition of certain assets from PCH. The decision to close the trading desk represents an indicator of impairment affecting intangible assets and goodwill recorded during the PCH Acquisition. The carrying amount of intangible assets and goodwill which management believes have been impaired totaled $640,591 and $282,493, respectively. Accordingly, the Company recorded an impairment loss of $923,084 in the second quarter of 2002 representing all of the identifiable intangibles and goodwill associated with the PCH Acquisition.


Note E - Revolving Credit Facility

In December 2001, the Company obtained a revolving credit facility from a U.S. brokerage firm (the "Lender") in connection with the merger with PCS. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (4.25 % at September 30, 2002), matures on demand, and was secured by $1,500,000 in restricted cash collateral and a personal guarantee by the former owners of PCS Securities, Inc. and the Chief Executive Officer of the Company. At December 31, 2001, borrowings outstanding under this revolving credit facility totaled $250,000. At September 30, 2002, the outstanding balance of the revolving credit facility was $2,999,585.

In July 2002, the Lender released $1.0 million of the initial cash collateral balance in connection with a verbal offer to restructure the credit facility. The Company intends to finalize a new credit facility in November 2002 with an affiliate of the Lender. Pursuant to the new agreement, the maximum commitment will be increased from $3.0 million to $5.0 million, and the cash collateral requirement will be maintained at $500,000. Other significant terms of the new agreement remain substantially unchanged from the existing credit facility with the Lender; provided however, that the Company will be required to pledge substantially all of its assets, as well as the assets of its subsidiary, PCS Securities, Inc., as additional collateral under the new agreement.


Note F - Notes Payable

The Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with an institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 in exchange for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 originally due in April 2002 (the "Bridge Note") and 100,000 shares of the Company's common stock. In May 2002, the Company received an extension of the Bridge Note in conjunction with a partial repayment of $200,000, and in July and August 2002, the Company made additional repayments of $150,000 each, plus accrued interest in the amount of $10,050, in full payment of its outstanding obligations under the Bridge Note.

The Bridge Note was recorded net of discounts totaling $245,000 comprised of $220,000 for the fair value of the shares issued and $25,000 original issue discount. Through September 30, 2002, debt discounts related to the Bridge Note have been fully amortized resulting in the recognition of $245,000 in interest expense for the nine months ended September 30, 2002.

On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November, 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received an extension of the maturity date of the note to May 15, 2003.


Note G - Stockholders' Equity

Common Stock
------------

In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as a payment of bonus earned in 2001 totaling $169,000. In August 2002, the Company issued 5,752,215 shares of common stock in connection with the exercise of 5,765,634 performance warrants.

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2002, there were 28,718,302 shares of common stock issued and outstanding.

Stock Options
-------------

During the quarter ended September 30, 2002, the Company issued options to purchase 1,049,552 shares of its common stock to employees, and options to purchase 662,500 shares were forfeited and cancelled. All options granted during the period were at an exercise price equal to the fair market value of the underlying stock at the date of grant. As of September 30, 2002, stock options outstanding totaled 2,818,307.

Performance Warrants
--------------------

During the quarter ended September 30, 2002, 5,765,634 performance warrants were exercised for common stock. These performance warrants were issued in connection with the reverse merger with PPI and were part of the recapitalization transactions in 2001. Common stock issued upon the exercise of these warrants has been accounted for at the shares' par value. As of September 30, 2002, there were a total of 12,515,626 performance warrants outstanding.


NOTE H- Convertible Debt

On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until they are paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003. The Company recorded interest expense totaling $132,000 during the nine months ended September 30, 2002, of which $103,125 was paid on September 30, 2002, and $28,875 was recorded as interest payable at September 30, 2002. The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

In November 2002, the Company made a payment to the debenture holders totaling $251,889 which represented a partial prepayment of principal in the amount of $215,686, accrued interest of $31,889 and a prepayment premium of $4,314.

The debenture holders have the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price equal to 85% of the fair market value of the Company's common stock price, subject to future downward adjustment as defined in the agreement based on the timing of the effective date of the registration statement that is to be filed covering the resale of the shares of common stock issuable upon conversion of the debentures. In addition, in connection with the issuance of the debentures, the debenture holders received 160,000 warrants to purchase Company common stock exercisable until December 17, 2003 at an exercise price of $1.94 per share. Further, the debenture holders were granted certain demand and piggyback registration rights.

The Company failed to file a registration statement by February 15, 2002, as required by the convertible debt agreements. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. Through September 30, 2002 the Company accrued interest expense in the amount of $240,000 in connection with these charges. Since the registration statement was not declared effective by the Commission by April 16, 2002, as required by the agreements with the lender, the conversion price shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Pursuant to these provisions, at September 30, 2002, the debenture holders may convert at 50% of the conversion price then in effect, or $0.81 per share.

The debentures, which have an aggregate principal balance of $1,600,000 at September 30, 2002, are carried net of unamortized discounts of $1,442,928 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and $157,072 related to the fair value of the warrants.

During the three months ended September 30, 2002, conversion price adjustments resulted in an increase in the intrinsic value of the beneficial conversion feature of $1,243,508., This increase has been recorded as an increase to unamortized discount on the debentures and a corresponding increase to additional paid in capital. During the three and nine months ended September 30, 2002, interest expense of $367,064 and $1,023,462, respectively were recorded in connection with the amortization of convertible debt discount.


Note I - Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted-average number of common shares and diluted loss per share is computed based on the weighted-average number of common shares and all common equivalent shares outstanding during the period that are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method), shares issued upon conversion of debt, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 2,818,307, 663,906 , 12,515,626, and 1,975,309, respectively, at September 30,
2002 have not been included in the calculation below since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2002 and 2001:

                                                     2002                            2001
                                         Nine Months     Three Months    Nine Months     Three Months
                                         ------------    ------------    ------------    ------------

Numerator
     Net loss                            $ (6,349,538)   $ (1,948,276)   $ (1,138,947)   $   (512,950)
Denominator
Denominator for basic and diluted loss
per share-weighted average shares          23,900,748      25,842,194       5,775,485      11,814,257

Basic and diluted loss per share         $      (0.27)   $      (0.08)   $      (0.20)   $      (0.04)
                                         ============    ============    ============    ============


Note J - Reportable Segments

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

The Company has two primary business units comprised of (1) the soft dollar brokerage unit and (2) the independent research unit. Both business units are involved in the marketing and distribution of research products to institutional investors. In addition, the soft dollar broker unit provides for collection of amounts owed from customers through the receipt of commission revenues related to customer's securities trading activity. Specific financial information regarding reportable operating segments is not being presented herein as the aggregation criteria has not been met as required under SFAS No. 131.


Note K - Related Party Transactions

Loans and Advances
------------------

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender which is due and payable on January 31, 2003 and which bears interest at 12 percent per annum. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003 and October 31, 2003, respectively. At September 30, 2002, the aggregate outstanding balance of these notes was $187,500 and during the nine months ended September 30, 2002 a total of $16,395 was recorded as interest expense in connection with these notes. In November, 2002, interest accrued through October 31, 2002 in the aggregate amount of $24,009 was paid in connection with these notes.

Consulting Services
-------------------

During the quarter ended September 30, 2002, the Company recorded $61,278 in consulting expense to a corporation controlled by a party related to an officer/stockholder of the Company.

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

Subsequent to the merger with PCS, the Company has engaged in the following transactions with a director/stockholder and the former owner of PCS:

An entity owned by the director/stockholder provides research products to PCS under a guaranteed contract. The research products are then marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder is required to provide PCS with a guaranteed volume of its research per year or may be subject to penalty. The carrying amount of the guaranteed contract at September 30, 2002 was $7,573,187 and is included in identifiable intangibles in the accompanying balance sheet. Additionally, for the nine months ended September 30, 2002, $2,530,302 was paid to this entity for research products purchased.

The director/stockholder is a guarantor of the Company's revolving credit facility, along with other officers/stockholders of the Company.

The director/stockholder provides services under a consulting agreement. The consulting agreement is for a five year term, and requires payment of a monthly base fee of approximately $95,833 ($1,150,000 annually). In addition, the consulting agreement provides for incentive fees payable to the director/stockholder when certain specified revenue and targets are met. During the nine months ended September 30, 2002, the Company incurred and expensed $862,497 in base consulting fees and accrued $333,333 in incentive compensation to the director/stockholder pursuant to this consulting agreement. Consulting fees and incentive compensation payable to the director/stockholder at September 30, 2002 totaled $95,833 and $333,333 respectively and are included in accounts payable and accrued liabilities at September 30, 2002.

Rent expense related to the Seattle office of PCS of $6,292 was paid during the quarter ended September 30, 2002 on a property co-owned by the director/stockholder and another stockholder who was also a former owner of PCS.


Note L - Subsequent Events

In October 2002 the Company acquired 417,866 shares of its common stock, from a former employee, for $58,501 in connection with an Employee Separation Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            --------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of September 30, 2002 and December 31, 2001.

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

GENERAL OVERVIEW

PCS Research Technology, Inc., formerly known as DirectPlacement, Inc. is a financial technology company. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become the leading single-source provider, developer, and marketer of independent research for the institutional investment community.

The Company's first product, PlacementTracker, a proprietary data-oriented research product that tracks activity in the PIPE (Private Investment in Public Entity) market, was introduced in late 1999. From inception through September 30, 2002, the Company also operated an investment banking division through which it participated as placement agent in PIPE transactions. During the fourth quarter of 2001, the Company acquired certain assets of PCH Securities, Inc., an institutional trading firm offering agency execution services, and merged with PCS Securities, Inc. ("PCS"), a leading provider of independent research products to the institutional investment community. In conjunction with the PCH transaction, the Company established its own institutional trading desk activities through DP Securities, Inc., its wholly owned broker dealer subsidiary.

In August 2002, the Company elected to close its trading desk operations based in part on the termination of its head of trading operations and the unit's failure to meet performance expectations. Future trading desk requirements of the Company, if any, will be handled by its wholly owned subsidiary, PCS Securities, Inc. In September 2002, the Company elected to discontinue its investment banking activities in order to focus its business strategy on the independent research market. Currently, the majority of the Company's revenues are derived through PCS from commission income generated in connection with independent research provided to customers under soft dollar arrangements.

The Company has not generated profits since its inception. The Company requires substantial capital to pursue its operating strategy and currently has limited available cash for operations. To achieve and sustain profitability, the Company must substantially increase its revenue base through new customers and products and improve operating margins.

If the Company's efforts to increase its revenue base and/or to increase operating margins are not successful, revenue growth and profitability will be adversely impacted. Although the Company anticipates that it has available liquidity to meet its short term needs, there can be no assurance that the Company will be able to obtain additional capital, if necessary.


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

We believe the critical accounting policies affecting our more significant judgments and estimates used in the preparation of our consolidated financial statements are: accounting for intangibles and goodwill, and revenue recognition. See accompanying interim financial statements for a description of these policies.

RESULTS OF OPERATIONS

The comparability of the financial information discussed below is impacted by the merger with PCS and the acquisition of certain assets from PCH (the "PCH Acqusition") completed in the fourth quarter of 2001 which significantly impacted the financial position, revenues and expenses and cash flows of the Company.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Revenues
--------

Total revenues for the nine months ended September 30, 2002 increased by 1,005% to $13,558,829 compared to $1,227,245 for the same period in 2001. This increase is due primarily to the inclusion during the first nine months of 2002 of commission fee revenues from our PCS subsidiary in the amount of $11.8 million. There were no similar revenues during the same period in 2001 as the merger with PCS was completed in the fourth quarter of 2001.

Also contributing to the increase in total revenues during the 2002 period was an increase in data services revenue. For the 2002 period, data services revenue increased by 85% to $766,505 from $414,282 in 2001. The increase in data services revenues in 2002 was due primarily to upgrades and enhancements to our proprietary PlacementTracker research product and to increased sales and marketing efforts that resulted in greater penetration and market acceptance of the product. Placement fee revenue decreased during the nine months ended September 30, 2002 by 62% to $302,875 from $806,684 in 2001 primarily as a result of the Company's decreased focus on it's investment banking activities during 2002. In September 2002, the Company discontinued its investment banking activities.

Operating Expenses
------------------

Total operating expenses for the nine months ended September 30, 2002 increased by 744% to $18,341,900 compared to $2,172,017 for the same period in 2001. The increase in 2002 operating expenses is due primarily to product research costs totaling $7,836,613 and clearing and execution fees totaling $1,974,885 associated with the commission fee revenues generated by our PCS subsidiary. There were no similar expenses incurred in the 2001 period as the merger with PCS was completed in the fourth quarter of 2001.

Also contributing to the increased operating expenses during the nine months ended September 30, 2002 were non-cash expenses totaling $2,541,809 recorded in connection with the Company's acquisition of certain assets of PCH, and its merger with PCS during the fourth quarter of 2001.

Of this total, $1,618,725 resulted from the amortization of acquired identifiable intangible assets, and $923,084 resulted from an impairment loss recognized due to the write off of all remaining capitalized goodwill and identifiable intangible assets related to the PCH Acquisition in connection with the Company's decision to close its in-house trading desk operations.

In addition, operating expenses for the nine months ended September 30, 2002 related to compensation and benefits, general and administrative expenses and depreciation and amortization expenses were significantly higher than in the comparable 2001 period.

Compensation expenses increased by 236% to $3,029,400 in the first nine months of 2002 from $902,036 in the 2001 period. This increase is due primarily to salaries and wages paid, and incentive compensation accrued during 2002 related to personnel added in connection with the Company's acquisitions in the fourth quarter of 2001.

General and administrative expenses increased by 136% to $2,315,214 in the nine months of 2002 from $982,267 in 2001. This increase is due primarily to higher costs in 2002 related to consulting services, legal and accounting fees and other professional services.

Depreciation and amortization increased by 1099% to $1,855,795 in 2002 from $154,728 in 2001. The increase is due primarily to amortization expense recorded during the 2002 period totaling $1,808,520 related to identifiable intangible assets obtained in connection with the Company's PCH Acquisition and its merger with PCS during the fourth quarter of 2001.

Other Expense
-------------

Interest expense increased 703% to $1,559,036 in 2002 from $194,175 in 2001. This increase was primarily due to $1,023,462 of non-cash interest charges related to the amortization of discounts recorded in connection with convertible debt and promissory notes (issued together with warrants and/or common shares) entered into during the fourth quarter of 2001 and the Bridge Note agreement entered into during the first quarter of 2002. The increase is also due to interest expense totaling $240,000 for liquidated damages accrued in connection with registration requirement provisions contained in the convertible debt agreement, as well as to interest incurred on balances owed on these debt instruments and on borrowings by the Company on its revolving credit facility that were not in place during the 2001 period.

Net Loss
--------

As a result of the revenue and expense items mentioned above, the Company's net loss increased 457% to $6,349,538 in the nine months ended September 30, 2002 from $1,138,947 in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At September 30, 2002, the Company had $465,785 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, when needed, increased funding from the Company's revolving credit facility.

Cash used in operating activities increased to $2,802,679 for the nine months ended September 30, 2002 from $600,394 for the nine months ended September 30, 2001. The increase is due primarily to the increased net loss incurred by the Company in 2002 and increases in deferred research costs and commissions and other receivables during the 2002 period.

Partially offsetting these increases were increases in accounts payable and accrued liabilities, accrued research services and deferred revenue during the 2002 period.

Cash provided by investing activities during the nine months ended September 30, 2002 was $224,678. The positive cash flow from investing activities occurred primarily as a result the $1.0 million reduction of the cash collateral requirement on the Company's revolving credit facility. Partially offsetting this was a payment in July 2002 of additional purchase price consideration related to the PCS merger totaling $565,926, and additions of property and equipment during 2002 totaling $209,396. During the comparable 2001 period, cash used in investing activities was $265,228 was primarily due to additions to property and equipment.

Cash provided by financing activities increased to $2,767,085 during the nine months ended September 30, 2002 from $700,000 in the nine months ended September 30, 2001. The increase is due primarily to net borrowings by the Company of $2,749,585 under its revolving credit facility and net proceeds from note payable agreements entered into during the first quarter of 2002.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses and continuing debt service obligations in the foreseeable future.

Financing Activities

Credit Facility

In December 2001, the Company obtained a credit facility from Bear Stearns Securities Corp. (the "Lender") in connection with our merger with PCS. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (4.25% at September 30, 2002), matures on demand, and was secured by $1,500,000 in restricted cash and personal guarantees by the former owners of PCS and the chief executive officer of the Company. At December 31, 2001, the, borrowings outstanding under this credit facility were $250,000, and at September 30, 2002, the outstanding balance was $2,999,585.

In July, the Lender released $1.0 million of the $1.5 million cash collateral balance in connection with a verbal offer to restructure the credit facility.

The Company intends to finalize a new credit facility in November, 2002 with an affiliate of the Lender. Pursuant to the new agreement, the maximum commitment will be increased to $5.0 million, and the cash collateral requirement will be maintained at $500,000. Other significant terms of the new agreement remain substantially unchanged from the existing credit facility with the Lender; provided however, that the Company will be required to pledge substantially all of its assets, as well as the assets of its subsidiary, PCS Securities, Inc., as additional collateral under the new agreement.

Convertible Debt

On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until they are paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003. The Company recorded interest expense totaling $132,000 during the nine months ended September 30, 2002, of which $103,125 was paid on September 30, 2002, and $28,875 was recorded as interest payable at September 30, 2002. The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

In November 2002, the Company made a payment to the debenture holders totaling $251,889 which represented a partial prepayment of principal in the amount of $215,686, accrued interest of $31,889 and a prepayment premium of $4,314.

The debenture holders have the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price equal to 85% of the fair market value of the Company's common stock, subject to future downward adjustment as defined in the agreement based on the timing of the effective date of registration statement that is to be filed covering the resale of the shares of common stock issuable upon conversion of the debentures. In addition, in connection with the issuance of the debentures, the debenture holders received 160,000 warrants to purchase Company common stock exercisable until December 2003 at an exercise price of $1.94 per share. Further, the debenture holders were granted certain demand and piggyback registration rights.

The Company failed to file a registration statement by February 15, 2002, as required by the convertible debt agreements. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. Through September 30, 2002 the Company accrued interest expense in the amount of $240,000 in connection with these charges. Since the registration statement was not declared effective by the Commission by April 16, 2002, as required by the agreements with the lender, the conversion price shall be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Pursuant to these provisions, at September 30, 2002, the holders of debentures may convert at 50% of the conversion price then in effect or $0.81 per share.

The debentures, which have an aggregate principal balance of $1,600,000, are carried net of unamortized discounts of $1,442,928 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and $157,072 related to the fair value of the warrants.

During the three months ended September 30, 2002, conversion price adjustments resulted in an increase in the intrinsic value of the beneficial conversion feature of $1,243,508., This increase has been recorded as an increase to unamortized discount on the debentures and a corresponding increase to additional paid in capital. During the three and nine months ended September 30, 2002, interest expense of $367,064 and $1,023,462, respectively were recorded in connection with the amortization of convertible debt discount.

Promissory Notes

On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to lender, which note is unsecured, bears in interest at 15% per annum and was originally due inJuly 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November, 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received and extension of the maturity date of the note to May 15, 2003.

On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with such loan, the Company issued notes to lender which notes are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and January 31, 2003 respectively.

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

Obligations to Former Owners of PCS Securities, Inc.

In connection with the merger with PCS, the Company agreed to pay the former owners of PCS as part of the purchase price, a cash adjustment equal to PCS's Tangible Net Book Value (as defined) at December 31, 2001. The total estimated additional purchase price of $700,000 was accrued, and included on the balance sheet at December 31, 2001 as Purchase Price Consideration Due to Related Parties. In July 2002, the final purchase price consideration of $565,926 was agreed upon and paid by the Company, resulting in a corresponding reduction to goodwill in the amount of $134,074.

New Accounting Pronouncements

See accompanying notes to interim financial statements for a description.


Item 3.           Controls and Procedures
                  -----------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

The Company is seeking (i) the return of all shares and warrants to purchase shares of the Company obtained by the defendants, (ii) compensatory damages plus interest until judgment is entered, (iii) punitive damages, (iv) costs incurred in connection with the action, including reasonable attorneys' fees, and (v) such other and further relief as the Court deems just and proper. On October 11, 2002, defendant Witz filed an answer to the complaint in which he denied all allegations. Other defendants in the case have yet to file a response to the Company's complaint.

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

Item 3.           Default Upon Senior Securities
                  ------------------------------

On December 17, 2001, the Company issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter beginning March 31, 2002 until the debentures are paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003.

In September 2002, the Company made a partial interest payment totaling $103,125. In November 2002, the Company made a payment to the debenture holders totaling $251,889 which represented a partial prepayment of principal in the amount of $215,686, accrued interest of $31,889 and a prepayment premium of $4,314. Accrued and unpaid interest payable related to the debentures at November 13, 2002 totaled $15,763.

In addition, the Company granted the debenture holders with certain demand and piggyback registration rights. The Company failed to file a registration statement by February 15, 2002 as required by its agreement with the debenture holder. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. Through November 13, 2002 the Company accrued interest expense in the amount of $288,000 in connection with these charges. The Company is also obligated to have a registration statement covering the shares of the Company's common stock issuable upon conversion of the debentures declared effective by the Securities and Exchange Commission by April 16, 2002.

Given that the Company failed to fulfill this obligation, the debenture holders may reduce the conversion price by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Pursuant to these provisions, at September 30, 2002, the holders of debentures may convert at 50% of the conversion price then in effect or $0.81 per share.


Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

On or about August 28, 2002, the Company received written consents in lieu of a meeting of stockholders from holders of 20,095,965 shares of the Company's common stock representing approximately 70% of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving a Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name changed to "PCS Research Technology, Inc." (the "Stockholder Matter"). On October 4, 2002, the Company changed its name to "PCS Research Technology, Inc." by amending its Certificate of Incorporation. On October 7, 2002, the Company's trading symbol on the OTC Bulletin Board was changed to "PCSR" to reflect the change in the Company's name.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

     (a) Exhibits
         --------

               99.1 Certifications pursuant to Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K
         -------------------

         Current Report on Form 8-K filed with the Commission on October 7, 2002 with respect to Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PCS RESEARCH TECHNOLOGY, INC.


                                    By: /s/ BRIAN M. OVERSTREET
                                        -------------------------------------
                                        Name:  Brian M. Overstreet
                                        Title: President and Chief Executive
                                               Officer

DATE: November 13, 2002

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Brian M. Overstreet, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PCS Research Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ BRIAN M. OVERSTREET
-------------------------------------
Brian M. Overstreet
President and Chief Executive Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, Michael H. Lorber, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PCS Research Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ MICHAEL H. LORBER
-------------------------------------
Michael H. Lorber
Chief Financial Officer