Form 10KSB
period 2002-12-31
PCS RESEARCH TECHNOLOGY  INC
filed 2003-03-31
CIK 1065191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File Number 025449

                          PCS RESEARCH TECHNOLOGY, INC.
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2003 was approximately $561,681.

         The number of outstanding shares of the registrant's common stock as of March 21, 2003 was 18,000,436 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I ........................................................................2

BUSINESS ......................................................................2

PROPERTIES....................................................................30

LEGAL PROCEEDINGS.............................................................31

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............................32

PART II ......................................................................32

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..............................................................32

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................33

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................47

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................47

PART III .....................................................................48

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE
         REGISTRANT...........................................................48

EXECUTIVE COMPENSATION........................................................48

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT................................................48

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................48

EXHIBITS AND REPORTS ON FORM 8-K..............................................48

CONTROLS AND PROCEDURES.......................................................50

PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................50


This Annual Report on Form 10-KSB contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe," "plan," or "expect." Many known and unknown risks and uncertainties may cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

                                     PART I
                                     ------

Item 1.  BUSINESS.

The Company
-----------

         PCS Research Technology, Inc. ("PCSRT" or "Parent" or "Company") (formerly DirectPlacement, Inc.), based in San Diego, California and incorporated in Delaware in 1999, is a financial technology company. We operate our business activities through PCSRT and through our two wholly owned subsidiaries, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California, and PCS Securities, Inc. ("PCS"), a broker-dealer incorporated in the State of Washington. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become a leading single-source provider, developer, and marketer of independent research for the institutional investment community.

         In January 2003, the Board of Directors of the Company decided to wind down the activities of PCS, and ultimately close the PCS subsidiary. See "Business-Recent Developments" and "Note S-Subsequent Events" for further discussion.

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

         We believe that the market for institutionally oriented independent research is underserved, and that it is overdue for the emergence of a leading single-source provider. Recently, the major investment banking firms came under severe scrutiny for the conflicts of interest that arose when these firms provided research coverage on the same companies from whom they earned large investment banking fees. In response to this criticism, several major investment banking firms agreed to a $1.4 billion settlement with state and federal regulators and agreed to change their practices that led to these conflicts of interest. This scrutiny and the ultimate settlement agreement has led to a growing demand in the institutional community for unbiased independent research. We believe that the independent research community is currently unable to meet this demand because it is highly fragmented, technologically unsophisticated, not equipped to handle specialized marketing of research services to the institutional community, and has difficulty providing information in a cohesive, standardized, timely, and interactive format. PCS Research Technology is meeting the growing needs of both the independent research providers and the institutional investors through the application of our proven technology platforms, our specialized research marketing team, and our single-source integration.

         Currently, efficient production and widespread distribution of most independent research products is limited by a number of factors. Independent research is almost exclusively issued in hard copy with static data. The most technologically advanced providers convert the hard copy to digital format and deliver the same static research via e-mail. The lack of interactivity and real-time distribution greatly limits the research providers' ability to increase visibility to existing and potential clients, lowers the pricing power, and negatively affects renewal rates since the research is not timely. In addition, the independent research universe is populated with small, under-capitalized research providers that lack the marketing expertise to maximize sales.

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

         For the independent research provider, we provide applications that transform traditional printed research, static data, and fixed assumptions into a technology-empowered, interactive format wherein users can manipulate assumptions and conclusions, where feedback is real-time, and where the user's experience and productivity is significantly improved. Through a single-source platform with an integrated suite of independent research products, we offer research providers the ability to reach a much broader audience of customers, greater pricing power due to an improved value proposition, and greatly increased market visibility for their products.

         For the institutional investor, the single-source nature of our independent research platform eliminates the overwhelming volume of disparate and non-standardized research products that need to be manually processed. Moreover, our interactive analytical tools enable institutional investors to develop their own assumptions and conclusions in real-time.

         We believe that our application of proprietary technology platforms, our approach to providing a single-source for high-quality independent research, and our independent research-oriented institutional trading capabilities provide us with the necessary tools to become a leading participant in this growing market.

Recent Developments

Restructuring

         In January 2003, the Company announced plans to close PCS Securities, Inc. during 2003 as part of a restructuring of its operations. The decision to close PCS Securities was reached after the automatic termination of the marketing agreement between the Company and Institutional Research Services Inc., a company owned by Raymond A. Hill III, then a director and consultant to the Company. The marketing agreement terminated automatically because the Company was unable to satisfy a condition of the agreement that required the Company to remove Mr. Hill and Susanne Pruitt, the President of the Company's subsidiary, PCS Securities Inc., as personal guarantors of the Company's credit facility by December 21, 2002. Also contributing to the decision to close the PCS Securities subsidiary was the Company's inability to finalize terms with its lender for an increase in the Company's credit facility borrowing limits.

         In 2002, approximately 50% of the PCS Securities' business was attributable to the marketing agreement and its relationship with Institutional Research Services. The termination of the marketing agreement would have resulted in a significant loss of revenues in 2003 without a corresponding reduction in expenses. In reaching the decision to close the PCS Securities, management also evaluated the losses attributed to the Company during 2002 and determined that reaching sustained profitability at PCS Securities at any time in the near future was unlikely, even had the marketing agreement not been terminated.

         In order to effect a timely and orderly wind down of PCS Securities, the Company has reached an agreement with Mr. Hill and Ms. Pruitt. Under the terms of the agreement, dated as of January 31, 2003, the Company sold the PCS Securities Inc. trademark to them in exchange for, among other things, the surrender and cancellation of a total of 10.3 million shares of the Company's common stock owned by them and the termination of the employment agreement with Ms. Pruitt and the consulting agreement with Mr. Hill. The Company anticipates completing the wind down of the PCS Securities business by June 30, 2003.

         In conjunction with the decision by the Board of Directors to close the PCS Securities business unit, the Company and its management recommited to pursuing its long-term objective of becoming the leading single source of independent research to the institutional community. In association with this commitment, the Company has significantly increased its research sales staff, has re-directed all of the remaining Company assets towards the production, distribution, and marketing of independent institutional research, and has made certain operating expense reductions to redundant and unnecessary overhead. The Company and its management firmly believe that the independent institutional research market is a viable area in which the Company can compete and succeed.

Board of Directors

         Effective March 7, 2003, three independent directors resigned from the Company's Board of Directors and audit committee for personal reasons.

Business Components
-------------------

Research Production and Distribution

         Our competitive advantages include our ability to produce, deliver, and integrate independent research products onto our established technology platforms and to effectively market our research services to the institutional investment community. We maintain a highly trained staff of technology and research professionals who are responsible for the production and distribution of proprietary research products, the creation of new technology and applications, and the evaluation of prospective independent research products that could be delivered on our platforms. In addition, we maintain a highly focused research marketing team that is fully specialized in marketing our various research services to mutual fund complexes, private equity groups, pension plan administrators, and hedge funds.

Research Subscription Sales

         The sale of institutional research is typically done on an annual subscription basis. Subscriptions are paid for by cash payments either directly from our customers, or through a third-party broker dealer that pays on behalf of our customers. We maintain an internal sales staff for the marketing of our proprietary research products.

         Our current portfolio of independent research products includes:

PlacementTracker

         PlacementTracker is a dynamic, customizable research product that provides customers with market data, research, and analysis on the PIPE (Private Investment in Public Entity) market. Launched in 1999, PlacementTracker has become nationally recognized for its coverage of the PIPE market. Featured extensively in media, academic, and government publications, PlacementTracker's subscription service is used by numerous sell-side firms and a growing number of buy-side firms looking for up to date, comprehensive, and interactive research on the PIPE market.

BiotechTracker

         BiotechTracker provides clients easy customizable display and search capabilities to develop investment decisions regarding companies that develop pharmaceutical products. The service includes analysis of events that influence the development of a drug, including clinical and pre-clinical trial data, partnership agreements, marketing and distribution agreements, related drug information, and regulatory events. This qualitative analysis is coupled with a proprietary model that uses historical results to estimate the probability that developmental drugs will be approved by the FDA. The model, along with projections of approval date, market size, market penetration, and other factors, is used to calculate the value of a company's clinical pipeline.

Earnings Quality Analytics

         Earnings Quality Analytics provides forensic accounting analysis of large-, mid-, and small capitalization U.S. equity securities. Launched to counter the loss of confidence in traditional earnings analysis, Earnings Quality Analytics applies a combination of quantitative and qualitative analysis to uncover forward-looking indicators of deteriorating earnings quality. The team of Earnings Quality analysts, world renowned academicians, forensic accounting experts, and financial engineers, identifies those companies with both the strongest and weakest earnings quality outlooks and produce detailed research reports identifying specific points of concern, including sustainability of earnings, customer concentration, inventory turnover, off-balance sheet obligations, option expensing, corporate governance, and pending legal matters.

ChangeWave Insight

         ChangeWave Insight provides forward-looking sentiment of business activity in four broad industry segments: Information Technology, Telecom, Biomedical, and Consumer Electronics & Entertainment. Using a series of sophisticated polling and survey techniques, ChangeWave Insight measures sentiment of front-line industry professionals and decision-makers. By filtering and analyzing its survey data, ChangeWave Insight identifies and evaluates emerging business trends and formulates specific investment recommendations.

La Jolla Economics

         La Jolla Economics employs a top down, macro economic approach to analyze and identify changing trends in the world's economies. Its service provides professional investors with insights and interpretations necessary to understand how the geopolitical events of today will impact their portfolios tomorrow. Focusing on the impact of fiscal and monetary policy changes on the economics and financial variables such as real GDP growth rates, inflation, the P/E ratio and the rates of returns on various asset classes, La Jolla Economics' work determines the impact on stock prices in the aggregate. In addition, it combines a macro view of political and economic research with a dynamic view of industry research to serve the full range of institutional clients' needs.

Uncommon Shorts

         Uncommon Shorts performs in-depth, supply-chain analysis of the retail, consumer electronics, telecommunications and technology sectors to identify companies most likely to experience a reversal of fortune. By employing quantitative techniques to untangle the supply-chain, Uncommon Shorts seeks to give clients an early read on deteriorating company fundamentals by identifying "cracks" in supply-chain relationships before they become readily apparent to the market. Often times, these "cracks" also signal deterioration in the quality of a company's earnings. Institutional investors find this type of analysis useful and valuable, especially in the current low-growth economic environment.

"Soft-Dollar" Revenue

         During 2002, the majority of our revenues were generated through our wholly-owned subsidiary, PCS Securities, Inc. ("PCS"), which we acquired in December 2001. In exchange for soft dollar trading commissions, PCS contracts with independent research providers to pay them a fixed dollar amount per year for their research production and, in turn, markets the research to institutional investors. In January 2003, the Company announced plans to close PCS during 2003 as part of a major restructuring of operations. See "Business-Recent Developments".

Joint Venture
-------------

         During 2002, the Company entered into a Joint Venture agreement with Btech Investor, Inc. Pursuant to this agreement, both the Company and Btech Investor formed DPBT, LLC through which it jointly developed a web-based independent healthcare research service, BiotechTracker. This product was introduced in October 2002 and is being marketed exclusively by the Company. The joint development effort combined the Company's expertise and proprietary web-based technology platform with Btech's expertise in providing analysis of scientific, clinical and medical data to produce a state of the art interactive research and analytical product focused on biotechnology and pharmaceutical drug development.

Strategic Development and Marketing Agreements
----------------------------------------------

         During 2002, the Company further increased its research product portfolio through a series of strategic development and marketing agreements with independent research providers. Under these agreements, the Company gains access to additional proprietary research products that it markets to its institutional clients, and provides web development, web distribution and support services using its proprietary technology platform. Agreements of this nature were finalized in 2002 related to the ChangeWave Insight, Earnings Quality Analytics, LaJolla Economics and Uncommon Shorts products currently being marketed by the Company.

Investment Banking
------------------

         In September 2000, the Company introduced an on-line PIPE website pursuant to which fees were earned through our DP Securities, Inc. subsidiary in connection with completed offerings. In addition, during 2001 and 2002, DP Securities generated fees as a placement agent in traditional PIPE transactions and block equity trading. However, as a result of the refined corporate strategy implemented in 2001 and the recent restructuring, we are no longer participating in, or pursuing investment banking transactions.

Future Transactions
-------------------

         As we continue our growth, we will seek to acquire assets and/or businesses or partner with additional research providers service, that can enhance stockholder value by meeting one or more of the following criteria: (i) adding to our single source platform of proprietary financial data and research products, (ii) improving our technology and research delivery capabilities,
(iii) increasing our profit margins, or (iv) increasing our client distribution and marketing capabilities.

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

         Each financial data and research product that the Company creates or acquires will be subject to its own unique set of competitive hurdles. For example, the Company's flagship product, PlacementTracker that focuses exclusively on the growing market for Private Investment in Public Equities, has two competing online PIPE information providers have launched - Equiplace.com and PrivateRaise.com. The Company believes that PlacementTracker provides its subscription members with a great number of value-added services that are not available through either of the competitive products. The Company continually strives to maintain that competitive advantage through new service offerings and developments. Nevertheless, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share. We can provide no assurance that we will be able to compete effectively with current or future competitors for our current or future financial data and research products or that the competitive pressures we face will not harm our business.

Research Products
-----------------

         We market and distribute research and analytical products on a wide range of investment alternatives, including quantitative research, economic and sector analysis, contrarian and short selling research. We maintain marketing agreements with independent research providers. Those agreements provide for a fixed payment amount to the research provider for each research product sold and collected by the Company. The amounts charged vary by research product, but are generally dictated by the overall market rates of similar products. Our agreements with respect to BiotechTracker and Uncommon Shorts provide the Company with exclusive marketing rights to the research product, subject to performance by the Company. For those products not covered by exclusive marketing agreements, the Company may be in competition with the provider's internal marketing staff.

Sales and Marketing
-------------------

         We use our internal sales staff, currently comprised of seven (7) employees, and marketing resources for our research products. Our internal marketing resources include directed marketing of our research product portfolio through our proprietary web-based technology platform.

         Research products marketed by the Company are generally sold on a subscription basis, with subscription periods ranging from three months to one year, and some contain automatic renewal provisions. Subscriptions generally can be terminated by the customer at any time during the subscription period. In this event, a pro-rata credit is issued to the customer, if applicable, and, in the event the Company has made payments to a research provider in connection with the subscription, it receives a corresponding credit from the provider. Our relationship with our subscription customers is good. We have no one-subscription client that represents more than four percent of our subscription revenue and we maintain a low cancellation rate for the product. As we continue to grow, the ability to manage the marketing process in-house through highly skilled and educated institutional salespeople will continue to play a large role in the success of our Company.

Government Regulation
---------------------

Regulation of the Securities Industry and Broker-Dealers
--------------------------------------------------------

         Our broker-dealer businesses are subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the National Association of Security Dealers ("NASD"). The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. Each of DP Securities, Inc. and PCS is a broker-dealer registered with the SEC and a member of the NASD.

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

         In addition, the Uniform Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days. A change in the Uniform Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those parts of our operations that require the intensive use of capital and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. As of December 31, 2002, the minimum amount of net capital required to be maintained by each of DP Securities, Inc. and PCS Securities was $5,000.

Soft Dollar Trading
-------------------

         Money managers owe a fiduciary duty to the clients for whom they invest funds. Soft dollar arrangements may create a conflict of interest between the money manager and its clients because the money manager receives research and brokerage services from the brokerage firm in exchange for commissions paid by the money manager's customers. This conflict can be particularly troublesome when the commission rate charged by a brokerage firm providing the research and brokerage services is higher than the lowest commission rate available. To address these concerns, Section 28(e) of the Securities Exchange Act of 1934, as amended, was adopted to provide money managers with a "safe harbor" that protects them from claims that they breached their fiduciary duties by accepting research or brokerage services from a broker which charged more than the lowest commission rate available.

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

         While the Company does not act as a money manager with investment discretion, it is nevertheless indirectly affected by the rules and regulations governing soft dollar arrangements. As a "soft dollar" firm providing research, the Company's money manager customers are subject to strict review by regulators with respect to their compliance with applicable laws and the proper discharge of their fiduciary duties. Failure by our customers to comply with such rules and regulations could have a material adverse effect on the Company in the event that such failure results in a decrease in soft dollar transactions.

Application of Laws and Rules to Internet Business and Other Online Services
----------------------------------------------------------------------------

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights, and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended (Securities Act), which governs the offer and sale of securities, and the Securities Exchange Act of 1934, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business. As our services, through our subsidiaries, are available over the Internet in multiple jurisdictions, and as we, through our subsidiaries, have numerous clients residing in these jurisdictions, these jurisdictions may claim that our subsidiaries are required to qualify to do business as a foreign corporation in each such jurisdiction. Our broker-dealer subsidiaries are qualified to do business as a foreign corporation in only a few jurisdictions; failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.

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

         PCS Securities claims common law ownership of each of the following trademarks: PCS; PCS Securities, Inc.; and PCS block design. In January 2003, we entered into a Trademark Assignment and License-Back Agreement with Raymond Hill and Susanne Pruitt, pursuant to which we assigned the rights to the PCS trademark to Mr. Hill and Ms. Pruitt (or their nominee) and also received a license to use the PCS trademark until January 31, 2004.

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


Business Combinations and Other Transactions
--------------------------------------------

The PPI Capital Merger
----------------------

         As of May 15, 2001, PPI Capital Group, Inc., a Utah corporation ("PPI"), DirectPlacement.com, Inc., a Delaware corporation ("DPI"), and DP Merger Corp., a Delaware corporation ("MergerSub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on June 11, 2001 (the "Effective Date") MergerSub was merged with and into DPI (the "Merger") and DPI became a wholly owned subsidiary of PPI. On the Effective Date, the holders of common stock of DPI received 1.25 shares of PPI's common stock, par value $.001 per share ("Common Stock"), for each outstanding share of common stock of DPI held thereby (the "Exchange Ratio"), and the holders of options and warrants issued by DPI exchanged such securities for options and warrants of PPI based upon the Exchange Ratio. In addition, Mark Scharmann, PPI's President and Chief Executive Officer, resigned as an officer and director of PPI. The other former members of management of PPI also resigned as officers of PPI. Upon consummation of the Merger, Brian M. Overstreet and Robert F. Kyle joined the two remaining members on PPI's Board of Directors. As of the Effective Date, Mr. Overstreet and Mr. Kyle became the President and Chief Executive Officer and Vice President, Secretary and General Counsel, respectively, of PPI. The transaction has been reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained as the accounting acquirer. Accordingly, the Merger has been accounted for as a recapitalization of DPI.

PCH Securities, Inc.
--------------------

         As of October 2, 2001, the Company, PCH Securities, Inc., a California corporation ("PCH"), DP Securities, Inc., a California corporation ("DP Securities"), and F. Timothy Hurley ("Hurley") entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which on October 26, 2001, DP Securities acquired certain assets of PCH. Pursuant to the Purchase Agreement, DP Securities purchased substantially all of the assets owned, used or held by PCH to conduct its financial services business, including among other things, the equipment and customer list of PCH. As payment for the assets, the Company issued an aggregate of 417,866 shares of common stock of the Company having a fair market value of approximately $1,000,000 at date of acquisition. In addition, DP Securities entered into a three (3) year employment agreement with Mr. Hurley, pursuant to which Mr. Hurley will serve as the Head of Trading of Capital Markets Unit.

         In August 2002, the Company elected to close the trading desk operations of DP Securities. This decision was based in part on the termination of Mr. Hurley that occurred in August 2002, and on the failure of the business unit to meet performance expectations. In October, 2002, the Company entered into a separation agreement with Mr. Hurley pursuant to which the employment agreement between the Company and Mr. Hurley was terminated, and 417,866 shares of the Company's common stock previously issued to Mr. Hurley were returned and cancelled.

PCS Securities, Inc.
--------------------

         As of December 14, 2001, the Company, PCS Merger Corp., a Washington corporation and wholly owned subsidiary of the Company ("MergerSub"), PCS Securities, Inc., a Washington corporation ("PCS"), Susanne S. Pruitt ("Pruitt") and Raymond A. Hill, III ("Hill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on December 21, 2001, MergerSub merged with and into PCS (the "Merger"). On December 21, 2001, the holders of common stock of PCS received an aggregate of 10.5 million shares of the Company's common stock, in exchange for all of the issued and outstanding shares of capital stock of PCS. Immediately prior to the Merger, Pruitt and Hill owned 51% and 49% of the total number of shares of common stock of PCS outstanding, respectively. By virtue of the Merger, Pruitt received 5,355,000 shares of the Company's common stock and Hill received 5,145,000 shares of the Company's common stock. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) of PCS as of December 31, 2001. The Company accrued $700,000 for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this payment due date, and in July 2002, paid an aggregate amount of $565,926 to Ms. Pruitt and Mr. Hill based on the final determination by the parties.

         In December 2001, the Company entered into (i) a five (5) year employment agreement with Pruitt, pursuant to which Pruitt agreed to serve as the Company's Director of its Capital Markets Unit, and (ii) a five (5) year consulting agreement with Hill, pursuant to which Hill agreed to provide the Company with advice regarding existing client and new client services. In addition, in connection with the Merger Agreement, PCS entered into a five (5) year research services agreement (the "Research Services Agreement") with Institutional Research Services, Inc., ("IRS"), an institutional research marketing company owned by Mr. Hill, pursuant to which IRS agreed to direct a minimum amount of its annual research sales to PCS for "soft dollar" collection. Further, Pruitt and Hill were each appointed to the board of directors of the Company and Brian M. Overstreet, Robert F. Kyle, and Pruitt were elected to the board of directors of PCS. In addition, in December 2001 the Company, Mr. Overstreet, Midori USA Corporation, a company controlled by Mr. Overstreet, Ms. Pruitt and Mr. Hill entered into a voting agreement ("Voting Agreement"), pursuant to which Mr. Overstreet, Midori, Ms. Pruitt and Mr. Hill each agreed to vote, or cause to be voted, the shares of common stock of the Company that they beneficially own or any other shares legally or beneficially acquired or controlled after the date of the Voting Agreement, in person or by proxy, in favor of the election of each of Ms. Pruitt, Mr. Hill and Mr. Overstreet at each annual or special meeting of the Issuer's stockholders where the election of directors of the Issuer is considered, and in any written consent of the stockholders executed in lieu of any such meeting(s). Additionally, pursuant to the Voting Agreement, Mr. Overstreet was granted the right to vote 765,000 shares of the Common Stock owned or controlled by Ms. Pruitt and 735,000 shares of the Common Stock owned or controlled by Mr. Hill (the "Shares") on each matter submitted to vote of the stockholders of the Company at any annual or special meeting of the Company's stockholders, or in any written consent stockholders executed in lieu of any such meetings. The Voting Agreement was scheduled to terminate on December 31, 2006.

         In December 2002, the Research Services Agreement was automatically terminated due to the Company's inability to satisfy a condition of the agreement that required the Company remove Mr. Hill and Ms. Pruitt as personal guarantors of the Company's credit facility by December 21, 2002. In 2002, approximately 50% of the PCS' business was attributable to its relationship with Institutional Research Services and the Research Services Agreement. The termination of the Agreement would have resulted in a significant loss of revenues in 2003 without a corresponding reduction in expenses. As a result, the Company determined that it was unlikely PCS would reach sustained profitability in the near future, and in January 2003, announced that it had decided to wind down the activities of PCS, and ultimately to close PCS Securities.

         In connection with the decision to close the PCS subsidiary, the Company entered into an agreement with Ms. Pruitt and Mr. Hill pursuant to which the Company agreed to transfer ownership of the name "PCS" and trademarks related to such name (the "Trademarks") as well as a list of PCS customers to Ms. Pruitt and Mr. Hill (or their designee) in exchange for the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. In addition: (i) each of Ms. Pruitt and Mr. Hill agreed to resign as directors of the Company and Ms. Pruitt has resigned as an executive officer of the Company and the President of PCS; (ii) each of the parties have terminated their rights under the employment agreement between Ms. Pruitt and the Company and the consulting agreement between Mr. Hill and the Company, and other certain agreements among them and executed general releases in connection therewith; (iii) the Company and Ms. Pruitt and Mr. Hill entered into a Trademark Assignment and License-Back Agreement, pursuant to which the Trademarks were assigned to Ms. Pruitt and Mr. Hill and the Company has been granted the right to use the PCS trademark until January 31, 2004; (iv) Ms. Pruitt and Mr. Hill agreed to pay to the Company an aggregate of $250,000 over a period of two years assuming that certain conditions are satisfied; (v) PCS agreed to repay its outstanding line of credit (the "Line of Credit") and the Company and PCS agreed not to increase the amount outstanding under the Line of Credit; (vi) Pruitt and Hill jointly and severally agreed to repay the Line of Credit by June 30, 2003 in the event that there is an outstanding balance as of such date and assuming that the amount owed under the Line of Credit has not been increased; (vii) until the earlier of June 30, 2003, or the date on which the Line of Credit is repaid in full, Ms. Pruitt and Mr. Hill shall have full management control of PCS; (viii) Ms. Pruitt and Mr. Hill agreed to repay all customer credit balances existing as of June 30, 2003; (ix) the Company granted a non-exclusive two year license to use the Company's InterLeads software to Ms. Pruitt and Mr. Hill, or their designee; and (x) the Company agreed to use a designee of Ms. Pruitt and Mr. Hill as the Company's preferred brokerage firm for soft dollar transactions.

         The Company anticipates completing the wind down of the PCS business by June 30, 2003.

Credit Facility
---------------

         In connection with the acquisition of PCS, in December 2001, the Company entered into a Credit Facility with Bear Stearns and Co., Bear Stearns Securities Corp. and their affiliates ("Bear Stearns"), pursuant to which Bear Stearns agreed to provide a line of credit to the Company of up to $3,000,000 ("Line of Credit"). In exchange, the Company issued a promissory note to Bear Stearns for the principal amount of up to $3,000,000 with an interest rate equal to Bear Stearns' broker-call rate plus 3%, which at December 31, 2002 amounted to an interest rate of approximately 5.25% per annum (the "Promissory Note"). The principal amount of the Promissory Note and any unpaid interest thereunder is payable on demand. In consideration for the Line of Credit, Brian M. Overstreet, the Company's President and Chief Executive Officer, Susanne Pruitt, then the Company's Managing Director of the Capital Markets Group and a director and significant shareholder of the Company, and Raymond A. Hill, then a director and significant shareholder of the Company, each entered into a Guarantee with Bear Stearns pursuant to which Mr. Overstreet, Ms. Pruitt, and Mr. Hill each personally guaranteed the Company's full and prompt payment and all other obligations of the Company pursuant to the Note. In addition, the Company was required to maintain on deposit with Bear Stearns an aggregate amount of not less than $1,500,000. During the first quarter of 2002, the Company borrowed substantially all available funds under credit facility. During 2002, the Company entered into discussions with the lender to increase the existing credit facility up to $5,000,000 and to release, all or a portion of, the $1,500,000 currently on deposit, among other terms and conditions. In July 2002, in connection with these discussions, the lender agreed to release $1,000,000 of the original security deposit.

         In December 2002, the Company received notification that the lender would not be increasing the credit facility balance. At December 31, 2002, the outstanding principal balance under the credit facility was $2,891,975.

         In January 2003, in connection with the restructuring agreement entered into by, and among the Company, PCS Securities, Susanne Pruitt, Raymond Hill, Brian Overstreet and Institutional Research Services, Inc., the Company agreed to apply the remaining $500,000 security deposit balance to the outstanding credit facility principal. Furthermore, the parties agreed that all soft-dollar commission receipts cleared through Bear Stearns, would be used to pay down the outstanding balance of the line of credit. As a result, the current balance outstanding at March 21, 2003 is $800,809. In addition, in connection with this agreement, the lender released Mr. Overstreet from his personal guarantee obligation contained in the original note agreement in February 2003 when the outstanding balance of the Line of Credit was reduced to $1.5 million.

Convertible Debentures
----------------------

         On December 17, 2001 (the "Issuance Date"), the Company entered into Securities Purchase Agreements, dated as of December 17, 2001 (the "Purchase Agreements") with certain institutional investors (the "Purchasers"), pursuant to which the Company issued convertible debentures in the aggregate principal amount of $1,600,000 (the "Debentures") in exchange for a loan of $1,600,000. The Debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until the debenture is paid in full or converted into shares of the Company's common stock. The maturity date of the Debentures is December 17, 2003. The Debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

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

         The holder of the Debentures have the right at any time to convert the outstanding amount of the Debentures held thereby into shares of the Company's common stock at a conversion price of $1.62. If not previously redeemed or converted, the conversion price may be adjusted down to a price equal to 85% of the market price of the Company's common stock at certain points in the future.

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

         If the registration statement was not filed by the Filing Date, the Company agreed to pay to Purchasers, as liquidated damages, an amount equal to two percent (2%) of the principal amount of Debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. If the registration statement was not declared effective by the Commission by the required effective date, the Conversion Price then in effect (as defined in the Convertible Debenture) was to be reduced by ten percent (10%) for each 30-day period the registration statement was not declared effective by the Commission through the 360th day following the closing date.

         In November 2002, the Company made a partial principal payment on the Debentures in the amount of $215,686, reducing the principal balance before discounts at December 31, 2002 to $1,384,314. As of December 31, 2002, the Company had not filed a registration statement and was in default under these provisions.

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

         In February 2003, the Company and the Purchasers amended the Purchase Agreements. The general terms of the amended agreements are as follows:

$1,250,000 Original Principal Amount Note

         The original debenture was amended pursuant to which the principal balance was changed to $1,425,000. The amended principal balance includes the original principal amount plus accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The remaining balance of accrued interest at February 28, 2003, totaling $26,736, was paid by the Company and $125,000 of accrued liquidated damages were waived by the debenture holder. The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 125,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

$350,000 Original Principal Amount Note

         The original debenture was amended pursuant to which the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. Accrued liquidated damages in the amount of $12,844 were waived by the debenture holder. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

Employees
---------

         As of March 21, 2003 we currently employ 16 persons full-time. Of these employees, 4 are in corporate management and administration, 3 are in technology operations, 7 are in sales and marketing and 2 are research analysts. Our staff includes 9 licensed brokers with the NASD. Our NASD registered representatives are required to take examinations administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination of employment. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon growth of our business.

Risk Factors
------------

         In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Our Financial Statements Include A Going Concern Opinion From Our Outside Auditors.

         The Company received a going concern opinion on its financial statements for fiscal 2002. Our auditors have stated that due to our lack of profitability, the loss of revenues associated with closing our PCS Securities subsidiary and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Our Revenues May be Insufficient to Fund Our Operations and We May Need Additional Financing

         We believe that our anticipated cash flow from operations could be adequate to fund our operations for the next fiscal year. There can be no assurance, however, that we will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

You Should Not Rely On Our Annual Operating Results As An Indication Of Our Future Results Because We Have Restructured Our Business.

         During fiscal 2002, we earned most of our revenues from the "soft dollar" business conducted by our PCS Securities, Inc. subsidiary. However, as a result of the Company's decision in January 2003 to wind down the operations of PCS Securities and the focus of our business on the provision of independent research products, you should not rely on our results of operations from fiscal 2002 as an indication of our future performance. We anticipate a material decrease in revenues and expenses during fiscal 2003 compared with fiscal 2002 due to this restructuring.

Our Restructuring May Not Be Effective.

         We have undertaken a significant realignment for the purpose of focusing our resources on the development of our technology platform and independent research business. There is no assurance that we have reduced our costs sufficiently or soon enough to ensure our future success. If we do not reduce our costs sufficiently or quickly enough and/or enhance the revenues of our core independent research business, we may not have sufficient cash available to operate our business until it can become profitable.

The Demand For Financial Services Has Weakened Significantly And Demand Will Likely Remain Weak For Some Time Because Of The Current Economic Climate.

         The market for financial services has changed rapidly over the last three years. The stock market advanced dramatically during the mid to late 1990's, but declined significantly during the past three years. Since the second half of 2000, many investment funds have experienced financial difficulties and recorded negative or poor returns on the funds they manage. As a result, many fund managers are not purchasing financial research in the same manner that existed during the wall street "bubble" that stalled in 2000. This trend has worsened for some fund managers following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. The economic uncertainty caused by military action in Iraq may further depress independent research spending. If investment managers cancel or delay their purchasing of independent research because of the current economic climate, or for other reasons, our business, financial condition and results of operations may be materially and adversely affected.

We Have Significant Fixed Operating Costs, Which May Be Difficult To Adjust In Response To Unanticipated Fluctuations In Revenues.

         A high percentage of our operating expenses, particularly personnel, rent and depreciation, are generally fixed. As a result, an unanticipated decrease in subscriptions sales or an increase in subscription cancellations may cause significant variations in operating results and could have a material adverse effect on our business, financial condition and results of operations.

We Have A Very Limited Number Of Products And We May Not Be Able To Develop New Products Or Enhance Existing Products On A Timely Basis.

         We market and distribute a small number of research products, many of which were introduced during fiscal year 2002. We expect that revenues from these products will continue to account for a substantial portion of our total revenues. To be competitive, we must develop and introduce on a timely basis new products and product enhancements which meet the needs of our customers. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

Our Business Could Be Adversely Affected If Our Products Fail To Perform
Properly.

         Our advanced technology platforms and our research products are complex and may contain undetected errors, or bugs, which result in product failures, or otherwise fail to perform in accordance with customer expectations. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of our financial technology. Platform and/or product performance problems could result in loss of or delay in revenue, failure to achieve market acceptance, or injury to our reputation, any of which could have a material adverse effect on our business, operating results and financial condition.

We Have A Limited Operating History. As A Result, You May Have Difficulty Evaluating Our Business And Prospects.

         We have a limited operating history. We began our development activities in March 1999, and only commenced our financial data services in December 1999. Furthermore, since inception in 1999, our business model and strategy has gone through a series of significant changes. Our business and prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as online business development services and those in regulated industries such as the securities industry. It may be difficult or impossible to accurately forecast our operating results and evaluate our business and prospects based on our historical results.

We Have Incurred Net Losses and Accumulated Deficit to Date.

         We were formed in 1999 for the purpose of developing a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Since we commenced our business operations in 2000, we have a very limited operating history. For the years ended December 31, 2002, 2001 and 2000, the Company had net losses of $25,238,062, $3,124,343 and $1,043,277, respectively. As of December 31, 2002, our accumulated deficit totaled $29,682,688. Like any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be no assurance that we will successfully implement our business plan in a timely or effective manner. There can be no assurance that the Company will not continue to incur net losses in the future or that it will be able to operate profitably.

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

We May Need Additional Capital, and We Cannot Be Sure That Additional Financing Will Be Available.

         Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our Business May Be Adversely Affected By Changes In Regulations Governing Investment Research Products.

         Recently, federal and state regulators agreed to a settlement with major Wall Street investment banks that required them to, among other things, pay $1.4 billion in settlement costs and to restructure their research departments to avoid conflicts of interest between research and investment banking personnel. While there is no indication that any further action may be taken by federal and/or state authorities, any regulatory changes in the method that institutional investment research is prepared, formulated, marketed, or delivered may adversely affect our business.

If Our Efforts To Attract Customers Are Not Successful, Our Revenue Growth Will Be Adversely Affected.

         We must continue to attract and retain customers. To succeed, we must continue to attract a large number of customers who have traditionally used alternative suppliers of research products and/or brokerage services. Our ability to attract and retain customers will depend in part on our ability to consistently provide our customers reliable research, including a format that is user friendly and with respect to certain products, customizable by each customer. If customers do not perceive our services to be of high quality, or if we introduce new services or products that are not favorably received by them, we may not be able to attract or retain customers. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers, and as a result, our revenue growth will be adversely affected.

Increases In The Cost Of Delivering Research Products Would Adversely Affect Our Gross Margins And Marketing Expenses.

         We maintain marketing relationships with a number of independent research providers. Those relationships provide for a fixed payment amount to the research provider for each research product sold and collected by the Company. The payment amounts vary by research product and provider, but are generally dictated by the overall market rates of similar products. Increases in our cost of acquiring and customizing research products would adversely affect our gross margins if we are unable to raise the prices charged to our customers to offset the increase.

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

         We encounter intense competition in all aspects of our business, and we expect this competition to increase. For example, we face competition from financial service firms of all sizes. We have experienced intense price competition in all areas of our business. We believe that we may experience pricing pressures in these areas in the future as some of our competitors seek to obtain market share by reducing prices. Established professional service and financial firms could leverage their existing and future relationships with startups, expertise, and established reputations to quickly enter our market, thereby reducing the demand for, or the prices of, our services. If we are unable to compete effectively, the quality of the companies applying to us for assistance may be reduced. Many of our competitors have longer operating histories and significantly greater financial, technical, and marketing resources than us. In addition, many of these competitors offer a wider range of services and financial products than we do. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be used to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business.

Our Revenues are Highly Dependent on Services Provided to the Company by Independent Research Providers.

         The majority of research products distributed by the Company are produced by independent research analysts that are subject to development and marketing agreements with limited terms. If we are unable to negotiate future service agreements or if the price of research products that we purchase increases, our revenues and/or gross margin may be affected adversely.

Variations In Our Quarterly Operating Results Could Cause Our Stock Price To Fluctuate.

         The timing of our revenue depends on a number of factors that are outside of our control. To the extent that revenues are delayed, we may fail to meet the quarterly expectations of stock market analysts or investors.

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

Our Directors And Executive Officers Control Approximately 63% Of Our Common Stock And May Have Interests Differing From Those Of Other Stockholders.

         As of March 21, 2003, our directors and executive officers own approximately 63% of our outstanding common stock. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder your ability to receive a premium for your shares.

If We Do Not Continue To Develop And Enhance Our Services In A Timely Manner, Our Business May Be Harmed.

         Our future success will depend on our ability to develop and enhance our products and services. We operate in a very competitive industry in which the ability to develop and deliver advanced services through the Internet and other channels is a key competitive factor. There are significant risks in the development of new or enhanced services, including the risks that we will be unable to:

      o  effectively use new technologies;
      o  adapt our services to emerging industry or regulatory standards;
           or
      o  market new or enhanced services.

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

Internet And Internal Computer System Failures Or Compromises Of Our Systems Or Security Could Damage Our Reputation And Harm Our Business.

         Although a portion of our business is conducted using traditional methods of contact and communications such as face-to-face meetings, a significant portion of our business is conducted through the Internet. We could experience future system failures and degradations. We cannot assure you that we will be able to prevent an extended systems failure if any of the following events occurs:

      o  human error;
      o  subsystem, component, or software failure;
      o  a power or telecommunications failure;
      o  an earthquake, fire, or other natural disaster;
      o  hacker attacks or other intentional acts of vandalism; or
      o  an act of God or war.

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

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange.

         There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than on a national exchange. The effects of not being able to list our securities on a national exchange include:

      o  Limited release of the market prices of our securities;
      o  Limited news coverage of us;
      o  Limited interest by investors in our securities;
      o  Volatility of our stock price due to low trading volume;
      o Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
      o Limited ability to issue additional securities or to secure additional financing.

We Depend On A Limited Number Of Key Personnel Who Would Be Difficult To
Replace.

         Our success depends significantly on the continued services of our senior management, especially Brian M. Overstreet, our company's founder, Chief Executive Officer and President. Losing Brian Overstreet or any of our company's other key executives, including Robert Kyle, our company's Executive Vice President, General Counsel and Secretary, or Matthew Kliber, our Company's Executive Vice President, Director of Research, could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. Many of our key executives have been employed by us since inception. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations. We have obtained a "key man" insurance policy on Brian Overstreet, although the loss of his services would have a significant adverse effect on the Company.

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

If We Cannot Adequately Protect Our Intellectual Property, Our Competitiveness May Be Harmed.

         Our success and ability to compete depends to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Our company has applied for federal registration with the United States Patent and Trademark Office ("USPTO") of the following marks: DirectPlacement.com, DirectPlacement, PlacementTracker, and MiniSecondary. In addition, our company has filed two patent applications with the USPTO governing the use of our internally developed online auction, offering, and complex bidding systems. The patent applications were filed March 31, 2000, however, the concepts and technologies we use may not be patentable. Our competitors or others may adopt product or service names similar to our trademarks thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the names DirectPlacement and PlacementTracker would seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

      o  enforce our intellectual property rights;
      o  determine the validity and scope of the proprietary rights of others;
         or
      o  defend against claims of infringement or invalidity.

         Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.

The Market For Web-Based Research Services Is New And Unproven. If The Market For These Services Fails To Grow, Our Business Will Suffer.

         The market for web-based research services is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for these recently introduced services are subject to a high level of uncertainty. If our web-based research services are not accepted by prospective clients, our business will be seriously harmed.

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

We, Through Our Broker-Dealer Subsidiaries, Are Subject To Regulation By The SEC State Regulators, And The NASD.

         The securities industry in the United States is subject to regulation under both federal and state laws. The SEC, the NASD, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. If any of these events occur to our broker-dealer subsidiaries, our business and reputation could be seriously harmed. Broker-dealers are subject to regulations covering many aspects of the securities business, including:

      o  sales methods;
      o trade practices among broker-dealers; - use and safekeeping of customers' funds and securities;
      o  capital structure; - record keeping;
      o  conduct of directors, officers, and employees; and
      o  supervision of employees, particularly those in branch offices.

         Our mode of operation and profitability may be directly affected by:

      o  additional legislation;
      o  net capital requirements;
      o changes in rules promulgated by the SEC, state regulators, the NASD, and other self-regulatory organizations; and
      o changes in the interpretation or enforcement of existing laws and rules.

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

Substantial Dilution May Occur From The Exercise of Outstanding Options and Warrants or the Conversion of Convertible Debentures.

         As of March 21, 2003, the Company had outstanding (i) options to purchase an aggregate of 2,356,093 shares of Common Stock at exercise prices ranging from $0.23 to $2.60 and (ii) 663,906 warrants outstanding exercisable for shares of Common Stock of exercise prices ranging from $.80 to $2.30. In addition, the Company has 12,515,626 performance warrants outstanding, each of which is exercisable at $.001 per share, upon the satisfaction of certain performance targets. Holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while its options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. Moreover, the Company borrowed $1.6 million in December 2001 from certain institutional investors and issued convertible debentures and warrants in connection therewith. Based on the restructuring of these debentures completed in February 2003, the outstanding principal balance of these debentures of $1,580,000 was convertible in to 7,900,000 shares of the Company's common stock. See "Business
- Convertible Debentures"

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

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions.

         Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board, or its successor, the BBX Exchange) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, only one of the members of our Board of Directors are considered to be independent . We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.


Item 2.  PROPERTIES.

         Our corporate headquarters and only office is located at 3655 Nobel Drive, Suite 540, San Diego, CA, 92122, where we lease approximately 4,400 square feet of office space at a rental of $133,437 per annum, under a lease which expires in December 2007. We consider the facilities of our Company to be reasonably insured and adequate for the foreseeable needs of our Company.

         During 2002, we also leased approximately 1,800 square feet of office space on a month-to month basis at 121 Lakeside Avenue, Unit 301, Seattle, Washington 98122 where the operations of PCS Securities were based. The average monthly base rent is $2,104. The property was leased from the two former owners of PCS Securities, Susanne S. Pruitt, a former Director, and former Managing Director of the Company's Capital Markets Unit and President of PCS Securities, and Raymond A. Hill, III, a former Director of, and consultant to, the Company. Management of the Company believes that the rent paid by the Company under this lease was less than or equal to the fair market value of similar premises within the area. Effective in January 2003, the Company stopped paying rent on the Seattle office space.


Item 3.  LEGAL PROCEEDINGS.

         Except as set forth below, there are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company:

         On or about August 5, 2002, the Company commenced an action in the Superior Court of the State of California, County entitled, DirectPlacement, Inc. v. Barry Witz, et. al., Case No. GIC 793647, in which the Company claimed that one or more of the defendants (i) breached their fiduciary duties, (ii) were unjustly enriched, (iii) wrongfully converted the Company's property, and
(iv) committed legal malpractice.

         The Company is seeking (i) the return of all shares and warrants to purchase shares of the Company obtained by the defendants, (ii) compensatory damages plus interest until judgment is entered, (iii) punitive damages, (iv) costs incurred in connection with the action, including reasonable attorneys' fees, and (v) such other and further relief as the Court deems just and proper.

         Between October 2002 and March 31, 2003, defendant Witz and two other co-defendants entered into Settlement and Mutual Release Agreements with the Company. Under the terms of these agreements, the defendants agreed to return an aggregate of 243,750 shares of common stock and 1,725,000 performance warrants to the Company. In addition, the agreement with Witz provided that the Company would grant Witz a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation as a result of default judgments being entered and enforced against the other defendants in connection with this action, up to a maximum of 250,000 shares. The exercise price of such warrants will equal the average closing market price for the Company's common stock during the ten days prior to the date of the warrant issue.

         Other defendants in the case, representing a total of 1,323,750 shares of common stock and 3,971,250 performance warrants, have yet to file a response to the Company's complaint. The Company intends to pursue default judgments and seek the return of all shares and performance warrants from the remaining defendants.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matters were submitted to a vote of the holders of the Company's common stock during the last fiscal quarter of our fiscal year ended December 31, 2002.


                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of common stock trade on the OTC Bulletin Board. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the two-year period ended December 31, 2002 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                     COMMON STOCK

                         High       Low                                High       Low
                        -----      -----                              -----      -----
2002                                          2001
----                                          ----
Quarter ended                                 Quarter ended
March 31, 2002          $2.40      $1.50      March 31, 2001          $5.62      $1.87

Quarter ended                                 Quarter ended
June 30, 2002           $2.00      $0.55      June 30, 2001           $6.25      $3.25

Quarter ended                                 Quarter ended
September 30, 2002      $0.65      $0.25      September 30, 2001      $3.50      $1.25

Quarter ended                                 Quarter ended
December 31, 2002       $0.40      $0.07      December 31, 2001       $2.75      $1.80

         On March 21, 2003, the closing price as reported by the OTC Bulletin Board was $0.07 for each share of common stock. As of March 21, 2003, there were 18,000,436 shares of Common Stock outstanding, held of record by 573 record holders and approximately 707 beneficial owners.

Equity Compensation Plan Information

         Information regarding equity compensation plans, including stockholder approved plans and non-stockholder approved plans is set forth in the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2002, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2002 and 2001.

         Historical results and trends should not be taken as indicative of future operations, especially in light of the Company's recent restructuring. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risk factors faced by us described in the "Business" section starting on page 19 could materially affect the Company's financial results.

GENERAL OVERVIEW

         PCS Research Technology, Inc., formerly DirectPlacement, Inc. ("DPI"), based in San Diego, California and incorporated in Delaware in 1999, is a financial technology company. We operate our business activities through the parent entity, PCS Research Technology, Inc. (the "Company") and through our two wholly owned subsidiaries, DP Securities, Inc., a broker-dealer incorporated in the State of California, and PCS Securities, Inc. ("PCS"), a broker-dealer incorporated in the State of Washington. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become a leading single-source provider, developer, and marketer of independent research for the institutional investment community.

         Effective June 11, 2001, DPI merged with PPI Capital Group, Inc., a Utah corporation ("PPI") and became a wholly owned subsidiary of PPI. The transaction has been reflected as a reverse merger where PPI was the surviving legal entity after the merger, but DPI remained the accounting acquirer. The merger has been accounted for as a recapitalization of DPI as of the earliest period presented. Accordingly, the historical consolidated financial statements prior to June 11, 2001 are those of DPI. In November 2001, PPI changed its name to DirectPlacement, Inc., and in October 2002, the Company changed its name to PCS Research Technology, Inc.

         In October 2001, the Company acquired certain assets of PCH Securities, Inc. ("PCH"), a financial services company that performed trading services for institutional investors. Pursuant to the asset purchase agreement, the Company purchased substantially all of the assets owned, used or held by PCH to conduct its business, including among other things, the equipment and customer list of PCH. As payment for the assets, the Company issued an aggregate of 417,866 shares of common stock of the Company having a fair market value equal to one million dollars. In addition, the Company entered into a three (3) year employment agreement with the former owner of PCH, pursuant to which the former owner became the Company's Head of Trading.

         In December 2001, the Company merged with PCS Securities, Inc. ("PCS"), a soft-dollar brokerage firm providing independent research products to institutional investors. In connection with the merger, the former owners of PCS received an aggregate of 10.5 million shares of the Company's common stock, in exchange for all of the issued and outstanding shares of capital stock of PCS. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) of PCS of December 31, 2001. The Company entered into (i) a five (5) year employment agreement with Susanne Pruitt, a former owner of PCS, pursuant to which Ms. Pruitt became the Company' Director of its Capital Markets Unit, and (ii) a five (5) year consulting agreement with Raymond Hill, a former owner of PCS, pursuant to which Mr. Hill will provide the Company with advice regarding existing client and new client services. Further, both Ms. Pruitt and and Mr. Hill were each appointed to the board of directors of the Company.

         In January 2003, the Company announced plans to restructure its operations which includes the closing of its PCS Securities subsidiary. See "Business-Recent Developments".

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

         We believe the most significant areas involving management judgments and estimates are described below.

Revenue Recognition
-------------------

         Revenue from research product subscriptions is recognized ratably over the contractual period and revenue from custom research/analytical reports is recognized when the report is provided to the customer. Amounts received related to future subscription periods are reflected on our consolidated balance sheets at December 31, 2002 and 2001 as deferred revenue.

         Placement fees arising from private equity and debt offerings in which the Company participates as an underwriter or an agent are recorded when the underwriting is completed and the income is reasonably determinable.

         Commissions from securities transactions are recorded on a settlement date basis, generally the third business day following the transactions date, which is not materially different than on a trade date basis.

         Commissions from independent research and directed brokerage arrangements ("soft dollar") are recorded as revenue when earned. Deferred research /service costs and accrued research/ services relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the consolidated balance sheets at December 31, 2002 and 2001.

Identifiable Intangible Assets and Goodwill
-------------------------------------------

         Identifiable intangible assets and goodwill included on the consolidated balance sheet at December 31, 2001 arose in connection with the PCH and PCS acquisitions that were completed in the fourth quarter of 2001 and have been recorded and accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

         In accordance with SFAS No. 142, we amortize identifiable intangible assets over the their estimated useful lives, which we estimated to range from three to 10 years. In addition, at each balance sheet date, or earlier if required, we evaluates the carrying amount of each intangible asset for impairment. In accordance with SFAS No. 142, we do not amortize goodwill, but instead perform an annual evaluation for impairment.

         As of December 31, 2002, identifiable intangible assets and goodwill in the amount of $17,996,957 previously capitalized in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. in 2001 were written off due to impairment. (See Note R - Acquisitions and Note E- Intangible Assets).


RESULTS OF OPERATIONS

         The comparability of the Company's result of operations are impacted significantly by the acquisition of PCS Securities Inc. that was completed in the fourth quarter of 2001. For the 2002 period, revenues and expenses include a full year of activity compared to the 2001 period that only included pro-rata activity for the last ten (10) days of December. In January 2003, the Company announced plans to close the PCS subsidiary during 2003. See "Business -Recent Developments". Comparability of future results will be impacted significantly by this action.

Year Ended December 31, 2002 compared to the Year Ended December 31, 2001.
--------------------------------------------------------------------------

                                              2002            2001
                                          ------------    ------------
Revenues
  Data services                           $  1,059,694    $    614,209
  Commissions and other fees                17,046,213         451,254
  Placement fees                               418,700         806,684
  Interest and other                               448           6,131
                                          ------------    ------------
                                          $ 18,525,055    $  1,878,278

Data Services Revenue

         Data services revenue increased 73% to $1,059,694 in 2002 from $614,209 in 2001. The increase in data services revenues in 2002 is due primarily to increases in subscription revenues for the Company's proprietary
PlacementTracker research product.

Commissions and other fees

         Revenue from commission income and other fees increased to $17,046,213 in 2002, or 3,678%, from $451,254 in 2001. The increase is due primarily to the inclusion of a full year, in 2002 of commissions generated through PCS Securities in connection with its soft-dollar brokerage business. Similar commissions included in the 2001 period represent activity for only a ten (10) day pro-rata period in December 2001, following the acquisition of PCS.

Placement Fees Revenue

         Placement fees revenue decreased 48% to $418,700 in 2002 from $806,684 in 2001. Placement fees represent fees earned in private placements of debt and equity securities in which the Company acted as an introducing broker. The decrease in 2002 as compared to the prior period is primarily due to a decreased focus on the Company's investment banking operations during 2002.

                                                              2002           2001
                                                          ------------   ------------
Operating Expenses
  Compensation and benefits                               $  4,015,733   $  1,172,590
  Merger and acquisition expenses                                   --        785,414
  Product research expenses                                 10,917,181        456,626
  Clearing and execution costs                               2,662,863         92,544
  Depreciation and amortization                              2,519,287        305,097
  Commissions and finders' fees                                359,575        132,986
  Minority interest expense                                     32,356             --
  Impairment losses related to intangibles and goodwill     17,996,957             --
  General and administrative                                 2,877,384      1,606,520
                                                          ------------   ------------
                                                          $ 41,381,336   $  4,551,777

Compensation and Benefits

         Compensation and other benefits increased 242% to $4,015,733 in 2002 from $1,172,590 in 2001. The increase is primarily due to salary and bonus obligations taken on by the Company in connection with the acquisitions in 2001, and the addition of new employees in support of these acquisitions as well as the growth in the Company's subscription research and data services operations.

Merger and Acquisition Expenses

         Merger and acquisition expenses were $785,414 in 2001. These expenses represent costs associated with the reverse merger in June 2001, and the two acquisitions completed by the Company in the fourth quarter of 2001, and include professional fees, due diligence, regulatory filings and other expenses associated with these transactions. There were no similar expenses incurred in 2002.

Product Research Expenses

         Product research expenses increased 2,291% to $10,917,181 in 2002 from $456,626 in 2001. These expenses represent costs for research product costs incurred by PCS in connection with its soft-dollar brokerage business, costs related to obtaining, marketing and distributing independent research products and costs associated with updating content in the Company's proprietary databases. The increase in these costs in 2002 is due primarily to the inclusion of a full year of PCS activity in 2002.

Clearing and Execution Costs

         Clearing and execution costs increased 2,777% to $2,662,863 in 2002 from $92,544 in 2001. These costs represent fees charged by clearing brokers on trading activity that occurred through the Company's institutional trading desk operations in 2002 and fees charged by clearing brokers in the collection of soft-dollar commissions generated during 2002. The increase in these costs in 2002 is due primarily to the inclusion of a full year of PCS in connection with its soft-dollar brokerage business, and a partial year of activity from the Company's trading desk.

Depreciation and Amortization

         Depreciation and amortization increased 726% to $2,519,287 in 2002 from $305,097 in 2001. The increase is due primarily to the inclusion in 2002 of amortization expense totaling $2,193,271 related to the identifiable intangible assets acquired in the fourth quarter of 2001 in connection with the acquisitions of PCH and PCS.

Commissions and Finders' Fees

         Commissions and finders' fees increased 170% to $359,575 in 2002 from $132,986 in 2001. These costs represent third-party referral fees paid by the Company in connection with completed debt or equity placements. The increase in fees during 2002 is due primarily to the nature of, and higher percentage fees incurred in connection with, the financing transactions completed in 2002.

Minority Interest in Subsidiary Net Income

         Minority interest in subsidiary net income relates to the income attributable to minority member's interest in DPBT, LLC, a joint venture formed during 2002 between the Company and Btech Investor, Inc. Through the joint venture, DPBT, LLC developed and introduced BiotechTracker, a proprietary web-based research service being marketed by the Company, focused on research, analysis and valuation of the drug development pipelines of biotechnology and pharmaceutical companies. As the joint venture was formed in 2002, there were no similar charges in 2001.

Impairment Losses Related to Intangibles and Goodwill

         Impairment losses totaling $17,996,957 were recognized by the Company during 2002 related to non-cash write offs of the unamortized portion of previously capitalized identifiable intangible assets and goodwill. These assets were originally recorded in connection with the Company's acquisitions in the fourth quarter of 2001. Of the total loss recorded, $17,073,874 related to PCS, and $923,083 related to PCH. The write offs were required due to the Company's decision, in August 2002, to close our in-house trading desk operations, originally established as a result of the PCH acquisition and the decision to close our PCS Securities subsidiary in January 2003.

General and Administrative Expenses

         General and administrative expenses increased 79% to $2,877,384 in 2002 from $1,606,520 in 2001. This increase resulted primarily from the increase in 2002 of marketing costs, consulting services, legal and accounting fees and other professional services.

Other Expenses

Interest Expense

         Interest expense increased 428% to $2,381,781 in 2002 from $450,844 in 2001. This increase was due primarily to approximately $1,182,811 of non-cash interest charges associated with the amortization of discounts during 2002 arising from detachable warrants issued with convertible promissory notes and debentures and the intrinsic value of the beneficial conversion feature on such financings. In 2001, comparable interest charges related to amortization of debt discounts were $251,709. Also contributing to the increased interest expense in 2002 charges for liquidated damages totaling $329,098 accrued in connection with the Company's convertible debt agreements and $181,927 of interest charges incurred in connection with the Company's revolving line of credit facility with Bear Stearns. In 2001, no such interest charges were incurred.

Net Loss

         As a result of the items mentioned above, the Company's net loss increased 708% to $25,238,062 in 2002 from $3,124,343 in 2001.

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000.
--------------------------------------------------------------------------

                                             2001              2000
                                          ----------        ----------
Revenues
  Data services                           $  614,209        $   73,200
  Commissions and other fees                 451,254                --
  Placement fees                             806,684           240,000
  Interest and other                           6,131            46,080
                                          ----------        ----------
                                          $1,878,278        $  359,280

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

                                              2001             2000
                                           ----------       ----------
Operating Expenses
  Compensation and benefits                $1,172,590       $  381,910
  Merger and acquisition expenses             785,414               --
  Product research expenses                   456,626          120,700
  Clearing and execution costs                 92,544               --
  Depreciation and amortization               305,097          134,846
  General and administrative                1,739,506          593,141
                                           ----------       ----------
                                           $4,551,777       $1,230,597

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

Product Research Expenses

         Product research expenses increased 278% to $456,626 in 2001 from $120,700 in 2000 and represents costs associated with updating content in the Company's proprietary databases and costs related to independent research products. The increase is primarily due to hiring of additional research data analysts in 2001 and costs associated with soft dollar revenues following the completion of the Company's acquisition in December 2001.

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

General and Administrative Expenses

         General and administrative expenses increased 193% to $1,739,506 in 2001 from $593,141 in 2000. This increase resulted primarily from the increase in 2001 of marketing costs, consulting services, legal and accounting fees and other professional services.

Other Expenses

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


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         We have only approximately four years of business history. The Company is not yet generating sufficient revenues at December 31, 2002 to support its operations and, as shown in the financial statements, has incurred losses since inception. We have recently announced a restructuring of operations in which will be closing our soft-dollar brokerage subsidiary that generated the majority of our revenues during 2002. The report of our independent auditors includes a qualification that states there is "substantial doubt" about our ability to continue as a going concern.

         At December 31, 2002, the Company had $448,560 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Although the Company believes that adequate cash will be available to fund its operating and administrative expenses and continuing debt service obligations in the foreseeable future through the net cash flow from operations, existing working capital and, if necessary, additional debt or equity financing, there can be no assurance that future short-term liquidity requirements will be able to be met.

         Cash used in operating activities increased by $951,947 to $2,296,001 for the year ended December 31, 2002 from $1,344,054 for the year ended December 31, 2001. This increase is primarily due to an increased net loss, after adjusting for non-cash items, incurred by the Company in 2002 due primarily to increased salary expenses and consulting fees. Also contributing to the remaining increase in cash used in operating activities during 2002 were changes in asset and liability accounts during the year.

         Cash generated from investing activities during 2002 was $112,572 due primarily to the release during the year of $1.0 million of the total $1.5 million restricted cash on deposit as of December 31, 2001 as security under the Company's credit facility with Bear Stearns. Partially offsetting this were a payment of $565,926 made by the Company for the final purchase price consideration due in connection with the PCS Securities acquisition and increases during the year to fixed assets totaling $321,502. For the year ended December 31, 2001 cash used in investing activities was $1,682,536 primarily as a result of the $1.5 million cash deposit requirement of Bear Stearns.

         Cash provided by financing activities decreased by $493,712 to $2,355,288 for the year ended December 31, 2002 from $2,849,000 for the year ended December 31, 2001. Of the total provided in 2002, an aggregate of $3,159,475 resulted from borrowings under the Company's credit facility and proceeds from the issuance of short-term notes. Partially offsetting these were repayments of short term notes convertible debt totaling $715,686, the purchase of treasury stock during the year for $58,501 and payments totaling $30,000 made pursuant to its joint venture with Btech Investor, Inc.

Financing Activities

Credit Facility

         In December 2001, the Company obtained a working capital credit facility payable to Bear Stearns as part of its acquisition of PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.25% at December 31, 2002), matures on demand, and was originally secured by $1,500,000 in restricted cash and personal guarantees by certain stockholders of the company. At the date of acquisition, there were no borrowings outstanding under this credit facility. At December 31, 2002, the outstanding balance of the credit facility was $2,891,975.

         In July 2002, Bear Stearns released $1.0 million of the $1.5 million cash collateral balance in connection with discussions between the parties to restructure the credit facility. The primary focus on these discussions was to increase the maximum amount available under the credit facility and to release all, or a portion of the security deposit and guarantees contained in the original agreements. These discussions were terminated December 2002, when it became clear that acceptable terms could not be reached.

         In connection with the Company's decision to close its PCS Securities subsidiary during 2003 and the agreement reached with the former owners of PCS Securities, the Company has agreed not to draw any additional funds from the Bear Stearns credit facility. Furthermore, the parties agreed that the Company would transfer the remaining $500,000 security deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through Bear Stearns will be automatically applied against the outstanding balance of the credit facility. The parties have also agreed that any balance remaining outstanding on the credit facility as of June 30, 2003 will be repaid by the former owners of PCS Securities. As a result of the security deposit balance transfer on February 3, 2003 and commissions applied subsequent to January 1, 2003, the outstanding balance of the credit facility at March 21, 2003 is $800,809.

Convertible Debt

         On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until they are paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003. In November 2002, the Company made a partial prepayment of principal in the amount of $215,686.

         The debentures, which have an aggregate principal balance of $1,384,314, are carried net of unamortized discounts of $417,189 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and the warrants.

         The Company recorded interest expense totaling $1,341,078 related to the debentures in 2002, including $158,267 pursuant to the terms of the debentures and $1,182,311 related to amortization of discounts. Through December 31, 2002, an aggregate of $125,847 of interest due was paid December 31, 2002.

         The debentures may be prepaid by the Company for an amount equal to 102% of the outstanding principal amount plus accrued and unpaid interest during the first year following the issuance date, and for an amount equal to 101% of the outstanding principal amount plus accrued and unpaid interest during the second year following the issuance date.

         The debenture holders have the right at any time to convert the outstanding amount of the debentures held thereby into shares of the Company's common stock at a conversion price equal to 85% of the fair market value of the Company's common stock on the date of issue, subject to future downward adjustments based upon the fair market value of the Company's common stock as defined in the agreement based on the timing of the effective date of registration statement that is to be filed covering the resale of the shares of common stock issuable upon conversion of the debentures. In addition, in connection with the issuance of the debentures, the debenture holders received 160,000 warrants to purchase Company common stock exercisable until December 2003 at an exercise price of $1.94 per share. Further, the debenture holders were granted certain demand and piggyback registration rights.

         The Company failed to file a registration statement by February 15, 2002, as required by the convertible debt agreements. As a result, the Company is obligated to pay to Purchaser, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Commission. Through December 31, 2002 the Company accrued interest expense in the amount of $329,098 in connection with these charges. Since the registration statement was not declared effective by the Commission by April 16, 2002, as required by the agreements with the lender, the conversion price is required to be reduced by ten percent (10%) for each 30-day period the registration statement is not declared effective by the Commission through the 360th day following the closing date. Pursuant to these provisions, at December 31, 2002, the holders of debentures may convert at 50% of the conversion price then in effect or $0.32 per share.

         During the year ended December 31, 2002, conversion price adjustments resulted in an increase in the intrinsic value of the beneficial conversion feature of $813,544. This increase has been recorded as an increase to unamortized discount on the debentures and a corresponding increase to additional paid in capital.

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. Following is a summary of primary terms of the restructured agreements;

$1,250,000 Original Principal Amount Note

         The original debenture was amended pursuant to which the principal balance was changed to $1,425,000. The amended principal balance includes the original principal amount plus accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The remaining balance of accrued interest at February 28, 2003, totaling $26,736, was paid by the Company and $125,000 of accrued liquidated damages were waived by the debenture holder. The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

$350,000 Original Principal Amount Note

         The original debenture was amended pursuant to which the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. Accrued liquidated damages in the amount of $12,844 were waived by the debenture holder. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

Promissory Notes

         On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears in interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received and extension of the maturity date of the note to May 15, 2003.

         On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with such loan, the Company issued notes to lender which are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and July 1, 2003 respectively.

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

Obligations to Former Owners of PCS Securities, Inc.

         In connection with the merger with PCS Securities, the Company agreed to pay the former owners of PCS as part of the purchase price, a cash adjustment equal to PCS's Tangible Net Book Value (as defined) at December 31, 2001. The total estimated additional purchase price of $700,000 was accrued, and included on the balance sheet at December 31, 2001 as Purchase Price Consideration Due to Related Parties. In July 2002, the final purchase price consideration of $565,926 was agreed upon and paid by the Company, resulting in a corresponding reduction to goodwill in the amount of $134,074.

         During the year ended December 31, 2002 the Company recorded expenses totaling $1,271,281 that were accrued, and included on the balance sheet at December 31, 2002 as Accounts Payable and Accrued Liabilities related to the respective employment and consulting agreements with the former owners of PCS. In connection with the agreement entered into between the Company and the former owners of PCS in February 2003 and the winding down of the PCS Securities subsidiary, the parties agreed that these accrued amounts would be not be paid by the Company, and that the respective employment and consulting agreements would be terminated.

Contractual Obligations and Commercial Commitments

         The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                  Amount of Commitment Expiring by Period
                                  ---------------------------------------
                          Less
                          Than         1 - 3        3 - 5       Over 5
                         1 Year        Years        Years        Years        Total
                       --------------------------------------------------------------

Notes Payable          $  487,500   $       --   $       --   $       --   $  487,500
Convertible Debt (1)      216,237    1,363,763           --           --    1,580,000
Lease commitments         109,980      418,621      146,125           --      674,726
                       ----------   ----------   ----------   ----------   ----------

Total                  $  813,717   $1,782,384   $  146,125   $       --   $2,742,226
                       ==========   ==========   ==========   ==========   ==========

(1) Based on restructuring of Convertible Debt effective 2/28/03.


New Accounting Pronouncements

         See accompanying notes to consolidated financial statements for a description.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Financial Statements following Item 15 of this Annual Report on Form 10-KSB.


Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

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


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

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

   10.12* Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and Global Capital Funding Group, L.P.

   10.13* Registration Rights Agreement, dated as of December 17, 2001, between the Company and Global Capital Funding Group, L.P.

   10.14* Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and GCA Strategic Investment Fund Limited.

   10.15* Registration Rights Agreement, dated as of December 17, 2001, between the Company and GCA Strategic Investment Fund Limited.

   10.16* Securities Purchase Agreement, dated as of March 6, 2002, by and between the Company, and GCA Strategic Investment Fund Limited.

   10.17* Registration Rights Agreement, dated as of March 6, 2002, by and between the Company and GCA Strategic Investment Fund Limited.

   10.18* Institutional Account Agreement, dated December 17, 2001, by and between the Company and Bear Stearns & Co., Bear Stearns Securities Corp. and their affiliates.

   10.19* Promissory Note, dated December 17, 2001, issued to Bear Stearns Securities Corp.

   10.20* Guarantee, dated December 17, 2001, by and between Bear Stearns Securities Corp. and Brian M. Overstreet.

   10.21* Research Services Agreement, dated as of November 30, 2001, between PCS Securities, Inc. and Institutional Research Services, Inc.

   10.22*         2001 Stock Option Plan.

   10.23* Agreement, dated as of January 31, 2003, by and among the Company, PCS Securities, Inc., Susanne S. Pruitt, Raymond A. Hill, III, Brian M. Overstreet, and Institutional Research Services, Inc.

   21.01          Subsidiaries of Registrant.

* Previously filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         None


Item 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

         PCS RESEARCH TECHNOLOGY, INC. (Formerly DirectPlacement, Inc.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants...........................F-1

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Stockholders' Equity (Deficit).....................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
PCS Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of PCS Research Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCS Research Technology, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note C, the Company incurred a net loss of $25.2 million during the year ended December 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $5.0 million. Further, as discussed in Note S, on January 31, 2003, the Board of Directors of the Company decided to wind down the activities of its subsidiary, PCS Securities, Inc. and approved an agreement to sell certain of the subsidiary assets, including the trademark and customer list. The subsidiary generated over 88% of the Company's consolidated revenues in 2002. The loss of revenue associated with the subsidiary, combined with the Company's lack of profitability and negative working capital, among other factors, as discussed in Note C, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.



Irvine, California
February 14, 2003 (except for Note S,
  as to which the date is February 28, 2003)

                  PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                                    CONSOLIDATED BALANCE SHEETS
                                           December 31,

                                                                                          2001
                                                                          2002          Restated
                                                                      ------------    ------------
      CURRENT ASSETS

Cash and cash equivalents                                             $    448,560    $    276,701
Restricted cash                                                            500,000       1,500,000
Commissions and other receivables                                          349,998          63,389
Deferred research/services costs                                         1,731,201       1,607,714
Other current assets                                                        50,097          33,642
                                                                      ------------    ------------
                                                                         3,079,856       3,481,446

Property and equipment, net                                                724,917         729,432
Other assets                                                                48,302          96,201
Identifiable intangible assets                                           4,127,702      14,802,430
Goodwill                                                                        --       9,649,574
                                                                      ------------    ------------
  Total assets                                                        $  7,980,777    $ 28,759,083
                                                                      ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES

Accounts payable and accrued liabilities                              $    540,299    $    580,522
Accrued liabilities payable to shareholders                              1,271,281         605,313
Accrued research services                                                1,733,446       1,473,403
Revolving credit facility                                                2,891,975         250,000
Convertible debt, net of discount                                          967,125              --
Notes payable, net of discounts                                            300,000          89,400
Note payable - related party                                               187,500              --
Purchase price consideration due to related parties                             --         700,000
Deferred revenue                                                           194,892         137,857
                                                                      ------------    ------------
                                                                         8,086,518       3,836,495

      LONG-TERM LIABILITIES

Convertible debt, net of discount                                               --         813,541
Notes payable - related party                                                   --         145,000
                                                                      ------------    ------------
                                                                                --         958,541

Minority interest in subsidiary                                              2,356              --


      STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 10,000,000 authorized
  shares; no shares outstanding                                                 --              --
Common stock; $.0001 par value, 80,000,000 authorized,
  28,718,302 issued and 28,300,436 outstanding at December 31, 2002
  and 22,758,856 shares at December 31, 2001                                 2,872           2,276
Additional paid-in capital                                              29,630,220      28,406,397
Treasury stock, 417,866 common shares at cost                              (58,501)             --
Accumulated deficit                                                    (29,682,688)     (4,444,626)
                                                                      ------------    ------------
                                                                          (108,097)     23,964,047
                                                                      ------------    ------------

  Total liabilities and stockholders' equity (deficit)                $  7,980,777    $ 28,759,083
                                                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

           PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years Ended December 31,

                                                             2002            2001
                                                         ------------    ------------
REVENUES
  Data services revenue                                  $  1,059,694    $    614,209
  Commissions and other fees                               17,046,213         451,254
  Placement fees                                              418,700         806,684
  Interest and other                                              448           6,131
                                                         ------------    ------------
                                                           18,525,055       1,878,278
                                                         ------------    ------------

EXPENSES
  Compensation and benefits                                 4,015,733       1,172,590
  Merger and acquisition expenses                                  --         785,414
  Product research expenses                                10,917,181         456,626
  Clearing and execution costs                              2,662,863          92,544
  Depreciation and amortization                             2,519,287         305,097
  Commissions and finders' fees                               359,575         132,986
  Minority interest expense                                    32,356              --
  Impairment loss related to intangibles and goodwill      17,996,957              --
  General and administrative                                2,877,384       1,606,520
                                                         ------------    ------------
                                                           41,381,336       4,551,777
                                                         ------------    ------------

Operating loss                                            (22,856,281)     (2,673,499)

  Interest expense                                          2,381,781         450,844
                                                         ------------    ------------
Net Loss                                                 $(25,238,062)   $ (3,124,343)
                                                         ============    ============

  Loss per share - basic & diluted                       $      (1.01)   $      (0.30)
                                                         ============    ============

  Weighted average number of shares  - basic & diluted     25,032,607      10,441,273
                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                   PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               Years Ended December 31, 2002 and 2001

                                                   Common Stock            Additional
                                            ---------------------------      Paid-in       Treasury      Accumulated
                                               Shares         Amount         capital         Stock         Deficit          Total
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance at January 1, 2001                     7,844,244   $        784   $  1,068,856   $         --   $ (1,320,283)  $   (250,643)


Exercise of warrants issued in private
  placement                                       46,875              5         37,495             --             --         37,500

Issuance of common shares for services
  rendered                                     1,071,703            107         82,400             --             --         82,507
  Conversion of promissory note and
    related accrued interest                   2,112,543            211      1,689,823             --             --      1,690,034

Issuance of common shares net of
  issuance costs                                 765,625             77        612,423             --             --        612,500
  Fair value of stock options issued in
    connection with services                          --             --         92,725             --             --         92,725
  Fair value of common stock warrants
    issued in connection with
    convertible promissory note and
    debentures                                        --             --        707,232             --             --        707,232
  Intrinsic value of beneficial
    conversion associated with
    convertible debentures                            --             --        541,535             --             --        541,535
  Common shares issued in connection
    with PCH asset acquisition                   417,866             42        999,958             --             --      1,000,000

  Common shares issued to acquire PCS
    Securities                                10,500,000          1,050     22,573,950             --             --     22,575,000

  Net loss                                            --             --             --             --     (3,124,343)    (3,124,343)
                                            ------------   ------------   ------------   ------------   ------------   ------------


Balance at December 31, 2001                  22,758,856          2,276     28,406,397             --     (4,444,626)    23,964,047


Intrinsic value of beneficial conversion
  associated with convertible debentures              --             --        813,544             --                       813,544

Issuance of common shares                      5,959,446            596        410,279             --                       410,875

Common shares returned to treasury              (417,866)            --             --        (58,501)                      (58,501)

Net loss                                              --             --             --             --    (25,238,062)   (25,238,062)
                                            ------------   ------------   ------------   ------------   ------------   ------------


Balance at December 31, 2002                  28,300,436   $      2,872   $ 29,630,220   $    (58,501)  $(29,682,688)  $   (108,097)
                                            ============   ============   ============   ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                 PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31, 2002 and 2001

                                                                         2002            2001
                                                                     ------------    ------------
Cash flows from operating activities
     Net loss                                                        $(25,238,062)   $ (3,124,343)
     Adjustments to reconcile net loss to net cash flows used in operating activities
       Depreciation and amortization                                    2,519,287         305,097
       Amortization of discounts on indebtedness                        1,638,414         251,709
       Impairment loss related to intangibles and goodwill             17,996,957              --
       Stock and stock options issued for services rendered                21,875         175,232
        Minority interest expense                                          32,356              --
     Net changes in assets and liabilities
        Increase in commissions and other receivables                    (286,609)        (63,389)
        Increase in deferred research costs                              (123,487)     (1,607,714)
        (Increase) decrease in other current assets                       (16,455)          6,423
        Decrease in other assets                                           47,899          84,810
        Increase in accounts payable and accrued liabilities              794,746       1,016,861
        Increase in accrued research services                             260,043       1,473,403
        Increase in deferred revenue                                       57,035         137,857
                                                                     ------------    ------------
     Net cash flows used in operating activities                       (2,296,001)     (1,344,054)

Cash flows from investing activities
     Decrease (increase) in restricted cash                             1,000,000      (1,500,000)
     Purchases of property and equipment                                 (321,502)       (182,536)
     Purchase price consideration paid to related parties                (565,926)             --
                                                                     ------------    ------------
     Net cash flows provided by (used in) investing activities            112,572      (1,682,536)

Cash flows from financing activities
     Borrowings from revolving credit facility                          2,641,975         250,000
     Proceeds from issuance of notes payable                              517,500         445,000
     Proceeds from issuance convertible debt and notes                         --       1,504,000
     Repayment of notes and convertible debt                             (715,686)             --
     Proceeds from exercise of common stock warrants                           --          37,500
     Proceeds from issuance of common shares in private placements             --         612,500
     Purchase of treasury stock                                           (58,501)             --
     Distributions to minority members                                    (30,000)             --
                                                                     ------------    ------------
     Net cash flows provided by financing activities                    2,355,288       2,849,000

     Net increase (decrease) in cash and cash equivalents                 171,859        (177,590)

Cash and cash equivalents, beginning of period                            276,701         454,291
                                                                     ------------    ------------

Cash and cash equivalents, end of period                             $    448,560    $    276,701
                                                                     ============    ============

Supplemental disclosures  of cash flow information
     Interest                                                        $    291,213    $         --
     Taxes paid                                                      $      3,200    $      2,400

Supplemental disclosures of non-cash information (See Note O)


         The accompanying notes are an integral part of these statements

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - ORGANIZATION

PCS Research Technology, Inc. (the "Company" or "PCSR"), formerly known as DirectPlacement, Inc. ("DPI") was incorporated in the State of Delaware in May 1999 and restated its certificate of incorporation in November 2001. PCSR is a financial technology company that uses proprietary technology platforms to distribute financial data, research, and analytics to the institutional investment community. PCSR also provides independent research products to institutional investors through its broker-dealer subsidiary, PCS Securities, Inc. ("PCS") under soft-dollar arrangements. Soft dollar arrangements are arrangements in which a broker-dealer provides research to a customer in return for a certain volume of commission revenue from that customer. The Company's main offices are located in San Diego, California. The Company also maintains an office in Seattle, Washington.

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

In connection with the merger, the holders of common stock of DPI received 1.25 shares of PPI's common stock, for each outstanding share of common stock of DPI. Immediately following the merger, the original stockholders of DPI beneficially owned a total of 8,035,981 shares of PPI or 68.2% of the total 11,787,981 outstanding shares of the combined entity after the merger. In addition, holders of DPI options and warrants received 290,625 warrants and 1,170,250 options of PPI at similar terms. These recapitalization transactions have been reflected in the consolidated statement of stockholders' equity as of January 1, 2000 and subsequent issuances of DPI were restated to give effect to the merger.

On October 23, 2001, DPI acquired certain assets of PCH Securities, Inc in exchange for the issuance of 417,866 shares of the Company's common stock (the "PCH acquisition") (see Note R - Acquisitions).

Effective December 21, 2001, DPI acquired all of the outstanding stock of PCS, a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"), through the issuance of 10,500,000 shares of the Company's common stock (valued at $22,275,000) plus cash payable in 2002 (see Note R - Acquisitions).

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE A - ORGANIZATION - Continued

In connection with the Company's reverse merger and the acquisitions of PCS and PCH Securities, Inc., the Company incurred merger and acquisition expenses in 2001 totaling $785,414. These expenses consisted primarily of internal incremental expenses associated with the acquisitions and legal and SEC filing costs associated with the reverse merger.

In July 2002, the Company formed a joint venture company with Btech Investor, Inc., named DPBT, LLC, to jointly develop and launch an independent web-based research service focused on research, analysis and valuation of drug pipelines of biotechnology and pharmaceutical companies.

In October 2002, the Company changed its name to PCS Research Technology, Inc.

In January 2003, the Board of Directors of the Company decided to wind down the activities of PCS, and ultimately close the PCS subsidiary. See Note S-Subsequent Events for further discussion.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned broker-dealer subsidiaries, DP Securities, Inc. and PCS Securities, Inc. and its majority-owned joint venture, DPBT, LLC. The consolidated results of operations for the year ended December 31, 2001 include the accounts of PCS Securities Inc. from December 21, 2001, the date of acquisition. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment
----------------------

Property and equipment is stated at cost and includes software costs, computer equipment and furniture and equipment. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the life of the lease, whichever is shorter, which ranges from three to five years.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes third party and direct payroll costs incurred to acquire or develop its internally used proprietary software. Upgrades and enhancements that add additional functionalities and features on an ongoing basis are capitalized when incurred.

Amortization is computed using the straight-line method over the estimated useful life of five years. Cost associated with creating new/additional content for databases are expensed as incurred and are classified as product research expenses in the consolidated statements of operations.

Identifiable Intangible Assets
------------------------------

Identifiable intangible assets consisting of the trade-name, customer lists and a guaranteed contract with a research provider were capitalized in 2001 in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. and have been recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Identifiable intangible assets are amortizable over the their estimated useful lives ranging from three to 10 years.

At each balance sheet date, or earlier if required, the Company evaluates the carrying amount of each intangible asset for impairment. With respect to intangibles, events that would cause the Company to conduct an impairment assessment include significant losses of customers, or diminished marketability of acquired technology. Impairment losses are recorded when indicators of impairment are present and the asset's carrying amount is greater than the sum of the undiscounted cash flows estimated to be generated from the asset. As of December 31, 2002, all identifiable intangible assets previously capitalized in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. in 2001 were written off due to impairment. (See Note R - Acquisitions and Note E- Intangible Assets and Goodwill).

Goodwill
--------

Goodwill included on the consolidated balance sheet at December 31, 2001 arose in connection with the PCH acquisition and the acquisition of PCS Securities, Inc. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized and will be evaluated for impairment upon the adoption of SFAS No, 142 on January 1, 2002 and annually thereafter. Impairment losses are recorded when the implied value of goodwill, calculated based on estimated discounted future cash flows to be generated by the reporting unit, is less than its carrying amount. As of December 31, 2002, all goodwill previously capitalized in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. in 2001 were written off due to impairment. (See Note R - Acquisitions and Note E- Intangible Assets and Goodwill).

         PCS RESEARCH TECHNOLOGY, INC. (Formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition
-------------------

Data services revenue represents revenue from research product subscriptions and individual custom research/analytical reports on a fee per report basis. Revenue from research product subscriptions is recognized ratably over the contractual period and revenue from custom reports is recognized when the report is provided to the customer. Deferred revenue on the consolidated balance sheets at December 31, 2002 and 2001 consists of subscription revenues that have been received but not yet earned.

Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participates as an underwriter or an agent. The fees are recorded when the underwriting is completed and the income is reasonably determinable. Referral fees related to placement transactions are expensed during the period when the related revenue is recognized.

Commissions from securities transactions are recorded on a settlement date basis, generally the third business day following the transactions date, which is not materially different than on a trade date basis.

Commissions from independent research and directed brokerage arrangements ("soft dollar") began with the acquisition of PCS Securities, Inc, on December 21, 2001 and are recorded as revenue when earned. Costs paid to third party research providers for research reports and analysis made available to customers under soft dollar arrangements are capitalized and amortized to operations as commission revenue is earned over the term of the arrangements (generally one year or less). Deferred research /service costs and accrued research/ services relating to these arrangements are accounted for on a customer-by-customer basis and are separately identified in the consolidated balance sheets at December 31, 2002 and 2001.

Concentration of Credit Risk
----------------------------

At December 31, 2002, substantially all cash and cash equivalents were held in one financial institution.

The Company's customers are concentrated in the financial services industry and include investment banks, institutional investors and private equity funds. The Company derives most of its revenue from customers located within the United States. No one customer accounts for more than 5% of consolidated total revenue. The Company generally does not require collateral, and evaluates credit worthiness on a customer-by-customer basis based on reputation of customer within the industry, historical trends and other information. To date, losses related to bad debts have been within management's expectations.

Risks and Uncertainties
-----------------------

The financial statements contain disclosures about significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company has experienced losses from inception and has an accumulated deficit. The ability of the Company to realize its assets is contingent upon generating revenues exceeding continuing costs (see Note C - Going Concern and Liquidity).

Derivatives and Hedging Activities
----------------------------------

The Company does not engage in derivatives or hedging transactions.

Financial Instruments
---------------------

The Company does not hold financial instruments for trading purposes as part of its business operations. Substantially all of the Company's financial instruments, which include cash and cash equivalents, and indebtedness are carried at amounts which approximate their fair value, except for the fair value of convertible debentures which have a carrying value of $967,125 and a fair value of $1,580,000 at December 31, 2002. The fair values are based on a subsequent transaction (see Note S - Subsequent Events).

Off Balance Sheet Risk
----------------------

The Company's subsidiaries, PCS Securities, Inc. and DP Securities, Inc., are securities broker-dealers engaged in various trading and brokerage activities on behalf of investment banks, institutions and investors and private equity funds and government agencies on an agency and riskless basis only. Their exposure to off balance sheet credit risk occurs in the event a customer, clearing agent or counter party does not fulfill its obligations arising from a transaction. Both PCS Securities, Inc. and DP Securities, Inc. have agreements with their clearing agents that provide that they are obligated to assume any losses related to the nonperformance of its customers. The Company monitors customers brokerage activity by reviewing information received from clearing agents on a daily basis.

Net Capital and Reserve Requirements
------------------------------------

The Company's subsidiaries, PCS Securities, Inc. and DP Securities, Inc., are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that they maintain minimum net capital (as defined) and requires that the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. The Uniform Net Capital Rules also provides that equity capital may not be withdrawn or cash dividends paid if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. At December 31, 2002, both the subsidiaries had defined net capital exceeding the minimum required net capital of $5,000.

Income Taxes
------------

Under SFAS No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings (Loss) Per Share
-------------------------

The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Stock-Based Compensation
------------------------

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net loss per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee and director arrangements.

As of May 15, 2001, the Board of Directors of the Company adopted the 2001 Stock Plan (the "2001 Plan"), which was approved by the Company's shareholders in November 2001. The 2001 Plan provides for accelerated vesting provisions in the event of a change in control and other events, as defined. As of December 31, 2002, 2,356,093 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan. The purpose of the 2001 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants, and independent contractors of the Company, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock, in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide additional incentive for such persons to exert maximum efforts for the success of the Company by encouraging stock ownership in the Company.

During 2001, the Company issued 87,500 stock options to purchase the Company's common stock in exchange for services rendered. The options were vested at the date of the grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $92,725 representing the fair value of the options using a Black-Scholes model valuation.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

A summary of changes in common stock options during 2002 and 2001 follows:

                                          Number        Weighted Average      Exercisable
                                         of Shares       Exercise Price          Shares
                                        ----------      ----------------      -----------
   Outstanding at December 31, 2000      1,212,500           $ 1.00               234,345
      Granted                            1,510,052           $ 1.90
      Forfeited                           (775,000)          $ 1.17
      Exercised                                 --

                                        ----------
   Outstanding at December 31, 2001      1,947,552           $ 1.48               328,331
     Granted                             1,947,004           $ 0.86
      Forfeited                         (1,538,463)          $ 1.60
      Exercised                                 --

                                        ----------
   Outstanding at December 31, 2002      2,356,093           $ 1.06             1,596,094
                                        =========

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2002: dividend yield of zero percent, risk-free interest rates ranging from 2.94% to 4.49%, expected lives of five years, and expected volatility of 299%. For grants in fiscal 2001 assumptions were: dividend yield of zero percent, risk-free interest rate of 4.51 percent, expected lives of four years and expected volatility of 125%. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for 2002 and 2001 would have been the pro forma amounts indicated below:

                                                 2002                2001
                                             ------------        ------------
  Net Loss
    As reported                              $(25,238,062)       $ (3,124,343)
    SFAS No. 123 effect                          (548,000)           (524,000)
                                             ------------        ------------
    Pro forma net loss                       $(25,786,062)       $ (3,648,343)
                                             ------------        ------------
  Loss per share
    As reported                              $      (1.01)       $      (0.30)

  Pro forma                                  $      (1.03)       $      (0.35)

   Basic and diluted weighted
    average shares outstanding                 25,032,607          10,441,273
                                             ============        ============

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The following table summarizes information about stock options outstanding at December 31, 2002:

                        Options Outstanding                       Options Exercisable
                        -------------------                       -------------------

                                     Weighted       Weighted                   Weighted
                       Number         Average        Average       Number       Average
     Range of       Outstanding      Remaining      Exercise    Exercisable    Exercise
 Exercise Prices      12/31/02     Life in Years      Price       12/31/02       Price
----------------------------------------------------------------------------------------
  $0.23 - $0.55       838,750          9.69           $0.40       799,375        $0.40
  $0.80 - $1.00       546,250          8.55           $0.87       371,875        $0.85
  $1.20 - $1.90       753,593          8.27           $1.53       301,094        $1.41
  $2.05 - $2.60       217,500          8.89           $2.52       123,750        $2.52

Segment Information
-------------------

The Company complies with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise.

The Company has two primary business units comprised of (1) the soft dollar brokerage unit and (2) the data services unit. Both business units are involved in the marketing and distribution of research products to institutional investors. In addition, the soft dollar broker unit provides for collection of amounts owed from customers through the receipt of commission revenues related to customer's securities trading activity.

Segment data for the years ended December 31, 2002 and 2001 were as follows:

For the Year Ended December 31, 2002

                              Data
                            Services      Soft Dollar      Corporate         Total
                          ------------   ------------    ------------    ------------
Revenues                  $  1,059,694   $ 17,448,310    $     17,051    $ 18,525,055
Operating Expenses             263,185     38,621,229       2,496,922      41,381,336
Operating Income (Loss)        796,509    (21,172,919)     (2,479,871)    (22,856,281)
Interest Expense                    --        181,927       2,199,854       2,381,781
Total Assets                   805,166      6,741,449         434,162       7,980,777

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

For the Year Ended December 31, 2001

                              Data
                            Services      Soft Dollar      Corporate         Total
                          ------------   ------------    ------------    ------------
Revenues                  $    614,209   $  1,257,938   $      6,131    $  1,878,278
Operating Expenses             311,793        584,535      3,655,449       4,551,777
Operating Income (Loss)        302,416        673,403     (3,649,318)     (2,673,499)
Interest Expense                    --             --        450,844         450,844
Total Assets                   674,727     25,684,857      2,399,499      28,759,083

All revenue by segment is from external customers. Corporate revenues consist of interest income. Depreciation and amortization expense included in operating expenses in 2002 totaled $157,413 for data services, $2,319,124 for capital markets/soft dollar and $42,750 for corporate.

Depreciation and amortization expense included in operating expenses in 2001 was $120,202 for data services, $59,132 for capital markets/soft dollar and $125,763 for corporate.

New Accounting Pronouncements
-----------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of SFAS No. 143 on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 Accounting for Leases, and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company's future financial statements.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for activities initiated after December 31, 2002. Activities include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, SFAS No. 146 on the Company's future financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. The disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by SFAS No. 148, SFAS No. 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The Board decided to provide a choice among three transition methods (the prospective method originally required by SFAS No. 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. SFAS No. 123's original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted SFAS No. 148 and there has been no material impact to the financial statements.

The FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, - an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

modified after December 31, 2002. Implementation of these previsions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for December 31, 2002, with no additional disclosure required.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin ("ARB") No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material effect upon the Company's financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' balances to conform to 2002 presentation.

NOTE C - GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed below, the Company incurred a net loss of $25.3 million during the year ended December 31, 2002, and, as of that date, the Company's current liabilities exceeded its current assets by $5.0 million. Further, as discussed in Note S, on January 31, 2003, the Board of Directors of the Company decided to wind down the activities of its subsidiary, PCS Securities, Inc. and approved an agreement to sell certain of the subsidiary assets, including the trademark and customer list, to the former owners of the subsidiary. The subsidiary generated over 88% of the Company's consolidated revenues in 2002. The loss of revenue associated with the subsidiary, combined with the Company's lack of profitability and negative working capital, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

The decision to close the PCS Securities Inc. subsidiary was reached after the automatic termination in December 2002 of the research services agreement between the Company and Institutional Research Services Inc., a research provider company owned by a shareholder and consultant to the Company. The

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE C - GOING CONCERN AND LIQUIDITY - Continued

research services agreement terminated automatically because the Company was unable to satisfy a condition of the agreement that required the Company to remove the shareholder and another former owner of the subsidiary as personal guarantors of the Company's credit facility by December 21, 2002. Also contributing to the decision to close the PCS Securities subsidiary was the Company's inability to finalize terms with its lender for an increase in the Company's credit facility borrowing limits.

In 2002, approximately 50% of the PCS Securities' business was attributable to the research services agreement and its relationship with Institutional Research Services. The termination of the agreement resulted in a significant loss of future revenues without a corresponding reduction in expenses. In reaching the decision to close the PCS Securities unit, management also evaluated the losses attributed to the unit during 2002 and determined that reaching sustained profitability in the unit at any time in the near future was unlikely, even had the research services agreement not been terminated.

In conjunction with the decision by the Board of Directors to close the PCS business unit, the Company and its management recommitted to pursuing its long-term objective of becoming a leading single source of independent research to the institutional community. In association with this commitment, the Company has increased its research sales staff, has re-directed all of the remaining Company assets towards the production, distribution, and marketing of independent institutional research, and has made certain operating expense reductions to redundant and unnecessary overhead. The Company and its management firmly believe that the independent institutional research market is a viable area in which the Company can compete. However, no assurances can be provided that the Company will be successful.

Whereas management believes its anticipated cash flow from operations could be adequate to fund operations for the next fiscal year, there can be no assurance, however, that the Company will not require additional financing prior to or after such time. Further, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                     2002             2001
                                                 -----------      -----------
  Computer equipment and software                $ 1,263,498      $ 1,051,825
  Furniture and fixtures                              37,797            5,033
  Office equipment                                    81,590           64,483
                                                 -----------      -----------
                                                   1,382,885        1,121,341

  Less accumulated depreciation                     (657,968)        (391,909)
                                                 -----------      -----------
                                                 $   724,917      $   729,432
                                                 ===========      ===========

           PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE D - PROPERTY AND EQUIPMENT - Continued

During the years ended December 31, 2002 and 2001, the Company capitalized $193,620 and $148,720, respectively of payroll costs directly associated with upgrades and enhancements that have added functionalities and new features to its software.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

Identified intangibles and goodwill resulted from the merger with PCS and the PCH Acquisition in the fourth quarter of 2001. Goodwill associated with these transactions is not being amortized. Both reporting units are part of the Company's capital markets/brokerage segment.

Identified intangibles consist of the following at December 31:

                                                     2002            2001
                                                 ------------    ------------
  Trademark                                      $    841,736    $  1,069,000
  Customer lists                                    3,763,809       5,351,490
  Guaranteed contract with research provider               --       8,466,000
                                                 ------------    ------------
                                                    4,605,545      14,886,490
  Less accumulated amortization                      (477,843)        (84,060)
                                                 ------------    ------------
                                                 $  4,127,702    $ 14,802,430
                                                 ============    ============

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Balance as of December 31, 2001             $ 9,649,574

Goodwill written of due to:
   Purchase price adjustment                   (134,074)
   Impairment losses                         (9,515,500)
                                            -----------

Balance as of December 31, 2002             $        --
                                            ===========



PCH Acquisition

On August 6, 2002, the Company's Board of Directors elected to close the trading desk operations of DP Securities, Inc., a wholly owned subsidiary of the Company. The trading desk operations were established in connection with the acquisition of certain assets from PCH. The decision to close the trading desk

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE E - INTANGIBLE ASSETS AND GOODWILL - Continued

represents an indicator of impairment affecting intangible assets and goodwill recorded during the PCH Acquisition. The carrying amounts of intangible assets and goodwill which management believes were impaired totaled $640,591 and $282,493, respectively and an impairment loss of $923,084 was recorded in the second quarter of 2002.

PCS Securities, Inc.

Guaranteed Contract
-------------------

As part of the merger with PCS Securities, Inc., a research marketing company that is wholly owned by one of the former owners of PCS Securities, Inc. contractually guaranteed the Company a specified volume of " soft dollar" business for a period of 5 years. The Company recorded an intangible asset of $8,466,000 associated with this contract, which was amortized over a 5 year period. During 2002, the soft dollar business delivered to the PCS reporting unit, in connection with the research and marketing agreement, approximated 50% of the PCS subsidiary's revenues. In December 2002, as a result of the Company non-performance of a condition of the research and marketing contract, the contract automatically terminated. The termination of contract caused an automatic impairment of this asset and as a result, the Company recorded an impairment loss of $6,726,411 representing the unamortized balance at the date of termination.

Goodwill
--------

Goodwill recorded in connection with the acquisition of PCS Securities, Inc. totaled $9,233,007. Management evaluated goodwill for impairment at December 31, 2002 in accordance with SFAS No. 142. The PCS subsidiary was unprofitable in 2002. Further, the termination of the research and marketing contract referred to above resulted in a significant loss in the subsidiary's future revenues without a corresponding loss in future expenses. Consequently, the PCS subsidiary was expected to generate losses for the foreseeable future. As discussed in Note S, in January 2003, the Board of Directors of the Company approved the wind-down of the PCS subsidiary and also authorized an agreement to sell certain assets of the subsidiary (specifically, the customer list and PCS trademark) to the former owners of PCS. The subsidiary's lack of profitability, together with the decision to sell certain of its key assets and the Company's decision to discontinue the subsidiary's business in 2003 resulted in impairment to the subsidiary's goodwill. As a result, the Company recorded an impairment loss of $9,233,007 in the fourth quarter.

Customer List and Trademark
---------------------------

In connection with the acquisition of PCS Securities, Inc., the Company also acquired the customer list and PCS trademark. The values of these assets were based on independent valuation. The carrying amount of the customer list is amortized over 10 years. Management evaluated these intangibles for impairment at December 31, 2002. In connection with the Company's decision to sell the

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE E - INTANGIBLE ASSETS AND GOODWILL - Continued

customer list and trademark in January 2003 to the former owners of PCS, management determined that the unamortized carrying amounts of these assets at December 31, 2002 were in excess of the anticipated consideration to be received/realized under the agreement, less costs to sell, by $1,114,455. Consequently, the Company recorded an impairment loss totaling $1,114,455 related to the PCS customer list and trademark in the fourth quarter. The impairment loss was allocated to these two assets based on their pro-rata carrying amounts. After the impairment charges, the adjusted carrying amounts, net of accumulated amortization, for the customer list and trademark were $3,285,966 and $841,736, respectively.

The combination of the impairment charges discussed above aggregated to an impairment loss totaling $17,996,957 related to intangibles and goodwill for the year ended December 31, 2002, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2002.

Aggregate amortization expense for the years ended December 31, 2002 and 2001 was $2,252,403 and $173,059, respectively. The remaining balance of unamortized intangibles is expected to be fully amortized by June 30, 2003, when the wind-down of the PCS subsidiary is expected to be completed.

NOTE F - LINE OF CREDIT

In December 2001, the Company obtained a credit facility through Bear Stearns as part of its acquisition of PCS Securities, Inc. The credit facility has a $3,000,000 maximum commitment, bears interest at the broker call rate plus 3% (5.25 % at December 31, 2002), matures on demand, and was originally secured by $1,500,000 in restricted cash and personal guarantees by the Company President and Chief Executive Officer and the two former owners of PCS Securities, Inc. At the date of acquisition, there were no borrowings outstanding under this revolving credit facility. At December 31, 2001, the outstanding balance of the revolving credit facility was $250,000.

In July 2002, Bear Stearns released $1.0 million of the $1.5 million cash collateral balance in connection with discussion between the parties to restructure the credit facility. These discussions were terminated December 2002, when it became clear that acceptable terms could not be reached. At December 31, 2002, the outstanding balance of the credit facility was $2,891,975 (see Note S - Subsequent Events).

NOTE G - NOTES PAYABLE

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15% and had an original maturity date in April 2002. The Company extended the note to May 15, 2003. In connection with the promissory note, the Company issued 150,000 detachable warrants to the note holder exercisable for 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE G - NOTES PAYABLE - Continued

Proceeds from the issuance of this promissory note have been allocated to the warrants based on their fair value of $281,200. During the year ended December 31, 2002 the Company recorded $45,625 of interest expense associated with this note, of which $42,875 was paid in November 2002. In addition, the Company recorded $210,600 of interest expense associated with the amortization of debt discounts arising from the allocation of proceeds.

The Company entered into a Securities Purchase Agreement, dated as of March 6, 2002 (the "Securities Purchase Agreement") with an institutional investor (the "Purchaser"), pursuant to which the Company borrowed $500,000 for which the Company issued to the Purchaser a promissory note in the aggregate principal amount of $500,000 originally due in April 2002 (the "Bridge Note") and 100,000 shares of the Company's common stock. In May 2002, the Company received an extension of the Bridge Note in conjunction with a partial repayment of $200,000, and in July and August 2002, the Company made additional repayments of $150,000 each, plus accrued interest in the amount of $10,050, in full payment of its outstanding obligations under the Bridge Note.

The Bridge Note was recorded net of discounts totaling $245,000 comprised of $220,000 for the fair value of the shares issued and $25,000 original issue discount. During the year ended December 31, 2002, debt discounts related to the Bridge Note were fully amortized resulting in the recognition during the year of $245,000 in interest expense.

NOTE H - CONVERTIBLE DEBT

On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. The debentures bear interest at a rate of 10% per annum which interest is due and payable on the last day of each calendar quarter until they are paid in full or converted into shares of the Company's common stock. The maturity date of the debentures is December 17, 2003.

At issuance, proceeds from the debentures were allocated to the warrants based on the fair value of the warrants using a Black Scholes valuation model totaling $259,182. In addition, a discount of $541,536 was applied to account for the beneficial conversion feature at the closing date of December 17, 2001.

In November 2002, the Company made a partial prepayment of principal in the amount of $215,686.

At December 31, 2002, the debentures, which have an aggregate principal balance of $1,384,314, are carried net of unamortized discounts of $417,189 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and the warrants as described below.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE H - CONVERTIBLE DEBT - Continued

The Company recorded interest expense totaling $1,341,078 related to the debentures in 2002, including $158,267 pursuant to the terms of the debentures and $1,182,311 related to amortization of discounts. Through December 31, 2002, an aggregate of $125,847 of interest due was paid.

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

The Company failed to file a registration statement by February 15, 2002, as required by the convertible debt agreements. As a result, the Company is obligated to pay to debenture holders, an amount equal to two percent (2%) of the principal amount of debentures outstanding for each 30-day period (pro rated) until the registration statement is filed with the Securities and Exchange Commission. Through December 31, 2002 the Company accrued interest expense in the amount of $329,098 in connection with these charges. Further, since the registration statement was not filed or declared effective by the Commission by April 16, 2002, as required by the agreements, the conversion price was reduced by ten percent (10%), for each 30-day period ("conversion price resets") the registration statement was not declared effective by the Securities and Exchange Commission through the 360th day following the closing date. Pursuant to these provisions, at December 31, 2002, after the conversion price resets, the debenture holders may convert at 20% of the conversion price then in effect, or $0.32 per share.

During the year ended December 31, 2002, the conversion price resets resulted in an increase in the intrinsic value of the beneficial conversion feature of $813,544. This increase has been recorded as an addition to the unamortized discount on the debentures and a corresponding increase to additional paid in capital.

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. Following is a summary of primary terms of the restructured agreements:

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE H - CONVERTIBLE DEBT - Continued

Debt Conversion
---------------

Convertible promissory notes with a principal balance of $1,525,000, issued in March 2000, bore interest at 10% and had a maturity of March 2003. The promissory notes were convertible into shares of DPI's common stock based on a conversion price of $1.00 per share. Conversion of the principal and accrued interest was mandatory upon the occurrence of an equity event (as defined).

During May 2001, in contemplation of the reverse merger, $1,525,000 of convertible promissory notes and accrued interest of $165,034 were converted into 1,690,034 shares of the Company's common stock (2,112,543 shares after giving effect to the reverse merger). The holders of the convertible promissory notes received 285,937 common stock warrants upon conversion, exercisable until May 2006 shares of common stock (374,421 after giving effect to the reverse merger) at an exercise price of $1.00 per share. The Company recorded interest expense upon conversion totaling $211,206 related to the fair value of the warrants.

NOTE I - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
------------

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2002, there were 28,718,302 shares of common stock issued and 28,300,436 shares of common stock outstanding.

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

In connection with the merger, the holders of common stock of DPI received 1.25 shares of PPI's common stock, for each outstanding share of common stock of DPI. Immediately following the merger, the original stockholders of DPI beneficially owned a total of 8,035,981 shares of PPI or 68.2% of the total 11,787,981 outstanding shares of the combined entity after the merger. In addition, holders of DPI options and warrants received 290,625 warrants and 1,170,250 options of PPI at similar terms. These recapitalization transactions have been reflected in the consolidated statement of stockholders' equity as of January 1, 2000 and subsequent issuances of DPI were restated to give effect to the merger.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE I - STOCKHOLDERS' EQUITY (DEFICIT)- Continued

Private Placements
------------------

On June 8, 2001, DPI closed a private placement to accredited investors of 612,500 shares of DPI's common stock (765,625 shares after giving effect to the reverse merger). DPI received $612,500 in net proceeds from such issuance. In connection with the transaction, the investors received 91,875 common stock warrants exercisable at a price of $1.00 per share (114,844 common stock warrants exercisable at $0.80 after giving effect to the reverse merger).

Exercise of Warrants
--------------------

In June 2001, DPI received net proceeds of $37,500 in connection with the exercise of 37,500 shares of DPI's common stock at an exercise price of $1.00 per share. In connection with the reverse merger, these shares were exchanged for 46,875 shares of the Company's common stock.

Common Stock Reserved for Issuance
----------------------------------

At December 31, 2002 the Company has reserved 19,861,606 shares of its common stock for issuance in connection with shares issuable under the Company's 2001 stock option plan, convertible debentures and warrant commitments.

Preferred Stock
---------------

In March 1999 the Company authorized the issuance of 10,000,000 shares of preferred stock par value $.0001. At December 31, 2002 and 2001, no preferred shares are outstanding.

Common Stock
------------

In January 2002, the Company issued 94,731 shares of common stock to an officer of the Company as a payment of bonus earned in 2001 totaling $169,000. The number of shares issued for such services was determined based on the fair value of the stock at date of issuance.

In March 2002, the Company issued 100,000 shares of common stock to an institutional investor as part of a Securities Purchase Agreement and promissory note. The expense related to the issuance of these shares was determined based on the fair market value of the stock at date of issuance.

In April 2002, the Company issued 12,500 shares of common stock for legal services performed. The expense related to such services was determined based on the fair value of the stock at date of issuance.

During 2001, the Company issued 877,562 shares of common stock for consulting services related to the merger with PPI Capital Group, Inc., of which 20,000 shares were surrendered. In connection with the reverse merger, 856,562 of those

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE I - STOCKHOLDERS' EQUITY (DEFICIT)- Continued

those shares were exchanged into 1,070,703 shares of common stock. The expense related to such services was determined based on the fair value of the services received.

Treasury Stock
--------------

In October 2002, the Company repurchased 417,866 shares of its common stock, at an aggregate cost of $58,501 that were originally issued during 2001 in connection with the PCH acquisition.

NOTE J - WARRANTS AND PERFORMANCE WARRANTS

Common Stock Warrants
---------------------

During 2001 the Company issued a total of 424,843 of common stock warrants in connection with private equity and convertible debt placements. The warrants are exercisable for a period of five (5) years from the date of grant at exercise prices ranging from $0.80 to $2.30 per share. In February 2003, the exercise price related to 160,000 of these warrants with an original exercise price of $1.94 was reduced to $0.086. (See Note S-Subsequent Events).

The following tables summarize the number of outstanding common stock warrants in 2002 and 2001:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Number         Price
                                                --------      --------
  Outstanding at December 31, 2000               285,938         $0.80

     Granted                                     424,843          1.76
     Forfeited                                        --            --
     Exercised                                   (46,875)         0.80
                                                --------
  Outstanding at December 31, 2001               663,906          1.41

     Granted                                          --            --
     Forfeited                                        --            --
     Exercised                                        --            --
                                                --------
  Outstanding at December 31, 2002               663,906         $1.41

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE J - WARRANTS AND PERFORMANCE WARRANTS - Continued

Performance Warrants
--------------------

Performance warrants were issued to all Company shareholders concurrent with and in connection with the reverse merger in 2001. Performance warrants are exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets (the "Share Exchange"). The performance warrants are exercisable until May 31, 2011 at an exercise price of $.0001 per share and vest based upon the satisfaction by the Company of certain performance targets. Upon vesting the Company will record a charge equal to the difference between the exercise price and the stock price. The first fifty percent (50%) of the shares issuable upon the exercise of the performance warrants (the "Warrant Shares") shall vest upon (i) the Company (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or
(ii) the Company (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) the Company (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) the Company (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by the Company and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith. The following tables summarize the number of outstanding performance warrants in 2002 and 2001:

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE J - WARRANTS AND PERFORMANCE WARRANTS - Continued

                                                              Weighted
                                                               Average
                                                              Exercise
                                               Number           Price
                                             ----------       ----------
  Outstanding at December 31, 2000                   --               --

     Granted                                 18,281,250       $    0.001
     Forfeited                                       --               --
     Exercised                                       --               --

                                             ----------
  Outstanding at December 31, 2001           18,281,250            0.001
                                             ----------
     Granted                                         --               --
     Forfeited                                       --               --
     Exercised                               (5,765,624)           0.001
                                             ----------       ----------
  Outstanding at December 31, 2002           12,515,626       $    0.001
                                             ==========

The following table summarizes additional information about the Company's outstanding common stock warrants and performance warrants at December 31, 2002:

                                       Number               Number
Exercise        Outstanding          Remaining           Exercisable
 Prices           12/31/02         Life in Months        at 12/31/02
--------        -----------        --------------        -----------

 $ 0.001         12,515,626                   101          3,375,000
 $ 0.80             114,843                    42            114,843
 $ 0.80             239,063                    27            239,063
 $ 1.94             160,000                    47            160,000
 $ 2.30             150,000                    46            150,000


NOTE K- INCOME TAXES

Under SFAS No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. For the year ended December 31, 2002, management increased the deferred tax asset valuation allowance by $1,384,140 due to taxable losses incurred for the year ended December 31, 2002.

At December 31, 2002, the Company had net operating loss carry-forwards of approximately $5.3 million and $3.9 million for federal income tax and state tax purposes, respectively. The federal net operating loss carryforwards expire 2019 through 2022 and the state net operating loss carryforwards expire 2007 through 2012. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than 50% change in ownership). The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE K - INCOME TAXES - Continued

Significant components of the Company's deferred tax assets at December 31 are as follows:

                                                       2002             2001
                                                   -----------      -----------
  Deferred tax assets
     Net operating losses                          $ 2,557,563      $ 1,522,446
     Other                                             933,756           32,253
                                                   -----------      -----------
                                                     3,491,319        1,554,699

  Deferred tax liabilities
     State taxes                                      (171,423)         (74,321)
     Section 481 adjustment                           (342,114)              --
     Depreciation                                     (120,256)          (6,992)
                                                   -----------      -----------
  Net deferred tax assets                            2,857,526        1,473,386
  Valuation allowance                               (2,857,526)      (1,473,386)
                                                   -----------      -----------
  Total                                            $        --      $        --
                                                   ===========      ===========

The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows:

                                                       2002             2001
                                                   -----------      -----------
  Federal income tax at statutory rate                    34.0%            34.0%

  State taxes, net of federal income tax benefit           5.8              5.8
  Intangible assets and goodwill                         (33.6)           (10.5)
  Changes in valuation allowance                          (6.0)           (33.0)
  Other                                                   (0.2)             3.7
                                                   -----------      -----------
  Total                                                    0.0%             0.0%
                                                   ===========      ===========

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE L - LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                      2002            2001
                                                 -------------   --------------
  Numerator
    Net Loss                                     $(25,238,062)   $ (3,124,343)
  Denominator
    Denominator for basic and diluted
    loss per share-weighted average shares         25,032,607      10,441,273

  Basic and Diluted loss per share               $      (1.01)   $      (0.30)


Shares issuable upon conversion of debt, stock options, warrants and performance warrants disclosed in notes B, H, and J have not been included in the above calculation since their inclusion in 2002 and 2001 would be anti-dilutive.

NOTE M - RELATED PARTY TRANSACTIONS

Loans and Advances
------------------

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender, which was due and payable on January 31, 2003 and bears interest at 12 % per annum. In January 2003, the Company received an extension of the due date to July 1, 2003. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003 and October 31, 2003, respectively. At December 31, 2002, the aggregate outstanding balance of these notes was $187,500. During the twelve months ended December 31, 2002 the Company recorded interest expense in connection with these notes totaling $22,067, and paid $24,009, including interest accrued in prior year.

In June 2001, the Company loaned an employee $20,000 under an unsecured promissory note. The employee was terminated in 2001 and the note balance was expensed as employee compensation.

Employment Agreements
---------------------

In March 2001, the Company and its Chief Executive Officer and majority stockholder amended this employment agreement amending annual compensation, among other terms and customary provisions. In addition, under the most recent amendment, the officer/stockholder is entitled to a yearend bonus equal to the

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE M - RELATED PARTY TRANSACTIONS - Continued

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

Consulting Services
-------------------

In April 2001, the Company entered into advisory agreement with Kleega Corp., a company owned by stockholder. Pursuant to the advisory agreement, Kleega Corp. agreed to serve as management consultant and deal finder and technology consultant to the Company from May 1, 2001 to April 30, 2002. During 2002, the agreement was extended to December 31, 2003. As compensation for Kleega Corp.'s services, the Company shall pay Kleega Corp. (i) an initial retainer of $25,000;
(ii) a monthly retainer of $15,000 during the term of the agreement.

For the year ended December 31, 2002, the Company paid $184,565 as consulting fees to Kleega Corp.

PCS Securities, Inc.
--------------------

In connection with the acquisition of PCS Securities, Inc., the Company agreed to pay the former owners of PCS Securities, Inc. as part of the purchase price a cash adjustment equal to the Net Tangible Book Value (as defined) of PCS at December 31, 2001. The total estimated additional purchase price of $700,000 was accrued, and included on the balance sheet at December 31, 2001 as Purchase Price Consideration Due to Related Parties. In July 2002, the additional purchase price consideration was agreed upon between the Company and the former owners of PCS and $565,926 was paid by the Company to fully settle this obligation. Accordingly, the difference between the estimated liability and final settlement amount of $134,074 was applied to reduce goodwill in the second quarter of 2002.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE M - RELATED PARTY TRANSACTIONS - Continued

Subsequent to the acquisition of PCS Securities Inc. on December 21, 2001, the Company has the following transactions with a director/stockholder and former owner of PCS:

An entity owned by the director/stockholder provides research products to a subsidiary of the Company under a guaranteed contract. The research products are then marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder is required to provide the Company's subsidiary with a guaranteed volume of its research per year or may be subject to penalty, as defined. The contract was terminated in December 2002. For the year ended December 31, 2002, $2,828,506 was paid to this entity for research products purchased.

The director/stockholder is a guarantor of the Company's line of credit, along with other officers/stockholders of the Company.

The director/stockholder provides services under a consulting agreement to increase the Company's customer base. The consulting agreement is for a five-year term (beginning January 1, 2002), is subject to renewal annually, and requires the payment of a monthly base fee of approximately $95,833 ($1,150,000 annually). In addition, the consulting agreement provides for incentive fees payable to the director/stockholder when certain specified revenue and targets are met. For the year ended December 31, 2002, the Company recorded an aggregate of $1,650,000 in consulting and incentive fees under this agreement, of which $1,054,167 were paid, and $595,833 was owed at yearend. The consulting agreement was terminated in January 2003 (see Note S - Subsequent Events).

Rent expense of $25,244 was paid during the year ended December 31, 2002 on a property co-owned between the director/stockholder and another stockholder and former owner of PCS.

NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, based in part on outside counsel, these matters are not expected to have a material adverse effect on the Company's results of operations and financial position.

In February and March 2003, settlement agreements were reached between the Company and three shareholders regarding litigation brought by the Company. The settlement agreements provide for the cancellation of an aggregate of 243,750 shares of the Company's common stock and 1,725,000 of performance warrants to purchase common stock owned by the shareholders or their affiliates. In addition, the agreements provided that the Company would grant a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

up to a maximum of 250,000 shares. The exercise price of such warrants will equal the average closing market price for the Company's common stock during the ten days prior to the date of the warrant issue.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. PCS Securities, Inc.'s offices are located in a property owned by its former owners located in Seattle, Washington. Effective January 1, 2003, the Company is no longer obligated to pay rent on the Seattle office. The Company also leases certain office equipment under operating leases. The approximate future minimum annual rental payments under operating leases are as follows:

                           2003           $109,980
                           2004            135,305
                           2005            139,540
                           2006            143,776
                           2007            146,125
                                          --------
                           Total          $674,726
                                          ========

Total rental expense for the years ended December 31, 2002 and 2001 was approximately $199,698 and $135,447, respectively.

Clearing Brokers
----------------

The Company's subsidiaries, DP Securities, Inc. and PCS Securities, Inc. are introducing brokers and therefore, clear all transactions on a fully disclosed basis with clearing brokers. The clearing and depositary operations for the subsidiaries' transactions are performed by these brokers under clearance agreements. The Company has agreed to indemnify these brokers for losses the clearing brokers may sustain from customer accounts introduced by the Company. It is not practicable to estimate the fair value of the indemnity clause; however, the Company does not anticipate that it will incur any losses as a result of the indemnification.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE O - NONCASH INVESTING AND FINANCING ACTIVITY

A supplemental schedule to the consolidated statement of cash flow of non-cash investing and financing activities is presented below:

                                                          2002          2001
                                                      -----------   -----------
  Conversion of promissory note and
   related interest for common stock                  $        --   $ 1,689,823
                                                      ===========   ===========
  Common shares issued in connection with
   PCH acquisition                                    $        --   $ 1,000,000
                                                      ===========   ===========
  Common shares issued in connection with
   acquisiton of PCS Securities, Inc.                 $        --   $22,575,000
                                                      ===========   ===========
  Additional purchase price consideration
   payable to former owners of PCS Securities, Inc.   $        --   $   700,000
   (Restated)                                         ===========   ===========

  Adjustment to purchase price consideration
   of PCS Securities, Inc.                            $   134,074   $        --
                                                      ===========   ===========
  Common shares issued for services                   $   169,000   $        --
                                                      ===========   ===========

NOTE P - SELECTED QUARTERLY DATA

Summarized quarterly information for the Company for December 31, 2002 and 2001 follows:

                        Quarter         Quarter         Quarter
                         Ended           Ended           Ended           Ended
       2002             31-Mar          30-Jun          30-Sep          31-Dec           Total
       ----          ------------    ------------    ------------    ------------    ------------
Revenues             $  3,825,726    $  5,282,415    $  4,450,687    $  4,966,227    $ 18,525,055
Expenses                5,130,709       7,400,271       5,816,756      23,033,600      41,381,336
                     ------------    ------------    ------------    ------------    ------------
Operating Loss         (1,304,983)     (2,117,856)     (1,366,069)    (18,067,373)    (22,856,281)
Other expense,
primarily interest        547,704         429,125         582,207         822,745       2,381,781

Net Loss             $ (1,852,687)   $ (2,546,981)   $ (1,948,276)   $(18,890,118)   $(25,238,062)
                     ============    ============    ============    ============    ============

Loss per share       $      (0.08)   $      (0.11)   $      (0.08)   $      (0.74)   $      (1.01)
                     ============    ============    ============    ============    ============

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE P - SELECTED QUARTERLY DATA - Continued

                        Quarter         Quarter         Quarter
                         Ended           Ended           Ended           Ended
       2001             31-Mar          30-Jun          30-Sep          31-Dec           Total
       ----          ------------    ------------    ------------    ------------    ------------
Revenues             $     75,921    $    843,355    $    306,931    $    652,071    $  1,878,278
Expenses                  378,169         980,495         813,354       2,379,759       4,551,777
                     ------------    ------------    ------------    ------------    ------------
Operating Loss           (302,248)       (137,140)       (506,423)     (1,727,688)     (2,673,499)
Other expense,
primarily interest         46,945         139,664           6,527         257,708         450,844

Net Loss             $   (349,193)   $   (276,804)   $   (512,950)   $ (1,985,396)   $ (3,124,343)
                     ============    ============    ============    ============    ============

Loss per share       $      (0.04)   $      (0.03)   $      (0.04)   $      (0.15)   $      (0.30)
                     ============    ============    ============    ============    ============
Weighted
  Average shares
  -2002                22,861,483      22,965,948      25,842,194      25,391,276      25,032,607
Weighted
  Average shares
  -2001                 7,844,245       8,678,730      11,840,990      13,282,068      10,441,273


NOTE Q - RESTATED AUDITED FINANCIAL STATEMENTS

The December 31, 2001 financial statements were restated to accrue a contractual obligation payable to the former owners of PCS Securities, Inc., which represented additional purchase price consideration associated with the acquisition of PCS Securities, Inc. in December 2001. The accrual of this contractual obligation increased goodwill related to the acquisition and total liabilities by $700,000. The accrual of this obligation did not affect loss per share or stockholders' equity amounts previously reported.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE R - ACQUISITIONS

During 2001, the Company completed the following acquisitions:

PCH Acquisition
---------------

On October 26, 2001, the Company acquired certain assets of PCH Securities, Inc. ("PCH"), an institutional trading firm offering agency execution services. Pursuant to the Asset Purchase Agreement, the Company purchased substantially all of the assets of PCH to conduct its financial services business, including among other things, the equipment and customer list of PCH. The total purchase price was $1,000,000 consisting of an aggregate of 417,866 of shares of the Company's common stock with a fair market value of $2.39 per share (the quoted price of the stock on the date of acquisition). The acquisition was accounted for by the purchase method of accounting. The total value of the purchase consideration was allocated among assets acquired, including identifiable intangible assets, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired was allocated to goodwill.

See Note E- See Note E- Identifiable Intangibles and Goodwill for 2002 activity.

PCS Securities, Inc.
--------------------

On December 21, 2001, the Company acquired all of the outstanding shares of PCS Securities, Inc., a leading provider of independent financial research products to the institutional investment community. The total purchase price consideration approximated $23,275,000 consisting of an aggregate of 10,500,000 shares of the Company's common stock, with a fair market value of $2.15 per share (the quoted market price at the date of acquisition) and additional cash consideration based on the Net Tangible Book Value of PCS Securities, Inc., at December 31, 2001 as defined. The Company accrued $700,000 as an estimate for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this due date and in July 2002, the final additional purchase price consideration was agreed upon between the Company and the former owners of PCS and $565,926 was paid by the Company to fully settle this obligation. Accordingly, the difference between the estimated liability accrued at December 31, 2001 and the final settlement amount of $134,074 was applied to reduce goodwill in the second quarter of 2002.

The acquisition was accounted for by the purchase method of accounting. The total value of the purchase consideration was allocated among PCS Securities Inc.'s assets and liabilities acquired, including identifiable intangible assets, based upon estimated fair values based on independent valuation. The excess of the value of the consideration over the net assets acquired was allocated to goodwill. See Note E- Identifiable Intangibles and Goodwill.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE S - SUBSEQUENT EVENTS

PCS Securities, Inc.
--------------------

In January 2003, the Board of Directors of the Company decided to wind down the activities of PCS Securities Inc. ("PCS"), and ultimately to close the PCS subsidiary. In connection with the decision to close the PCS subsidiary, the Company entered into an agreement with two company stockholders (former owners of PCS) pursuant to which the Company agreed to transfer ownership of the name "PCS" and trademarks related to such name (the "Trademarks") as well as a list of PCS customers to the former owners of PCS (or their designee) in exchange for the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. In addition, each of the the former owners of PCS have terminated their rights under employment and/or consulting agreements between them and the Company. Furthermore, the former owners of PCS agreed to pay to the Company an aggregate of $250,000 over a period two years assuming that certain conditions are satisfied, to repay the Company's revolving line of credit with Bear Stearns by June 30, 2003 in the event that there is an outstanding balance as of such date and assuming that the amount owed under the line of credit has not been increased and to repay all customer credit balances existing as of June 30, 2003. In connection with this agreement, the Company granted a non-exclusive two year license to use the Company's InterLeads software to the former owners of PCS, and the Company agreed to use a new soft brokerage firm to be formed by the former owners of PCS as the Company's preferred brokerage firm for soft dollar transactions.

The Company anticipates completing the wind down of the PCS business by June 30, 2003.

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE S - SUBSEQUENT EVENTS - Continued

The table below reflects an unaudited pro forma consolidated balance sheet at December 31, 2002 and consolidated results of the Company for the year ended December 31, 2002 considering the effects of the agreement with the former owners:

2002 Pro Forma Balance Sheet (Unaudited):
                                                  Historical      Adjustments      Pro Forma
                                                 ------------    ------------    ------------
Current assets

Cash and cash equivalents                        $    448,560    $    (58,481)   $    390,079
Restricted cash                                       500,000        (500,000)             --
Commissions and other receivables                     349,998        (305,363)         44,635
Deferred research/service costs                     1,731,201      (1,731,201)             --
Other current assets                                   50,097              --          50,097
                                                 ------------    ------------    ------------

Total current assets                                3,079,856      (2,595,045)        484,811

Property and equipment, net                           724,917              --         724,917
Other assets                                           48,302              --          48,302
Identifiable  intangible assets                     4,127,702      (4,127,702)             --
                                                 ------------    ------------    ------------

   Total assets                                  $  7,980,777    $ (6,722,747)   $  1,258,030
                                                 ============    ============    ============

Current Liabilities

Accounts payable and accrued liabilities         $    540,299    $     (6,647)   $    533,652
Accrued liabilities payable to shareholders         1,271,281      (1,271,281)             --
Accrued research services                           1,733,446      (1,733,446)             --
Revolving credit facility                           2,891,975      (2,891,975)             --
Convertible debt, net of discounts                    967,125              --         967,125
Notes payable, net of discounts                       300,000              --         300,000
Notes payable - related party                         187,500              --         187,500
Deferred revenue                                      194,892              --         194,892
                                                 ------------    ------------    ------------

Total current liabilities                           8,086,518      (5,903,349)      2,183,169

Minority interest                                       2,356              --           2,356

   Total liabilities                                8,088,874      (5,903,349)      2,185,525

Stockholders' Equity (deficit)

Common stock and additional paid in capital        29,633,092              --      29,633,092
Treasury stock                                        (58,501)       (819,398)       (877,899)
Accumulated deficit                               (29,682,688)                    (29,682,688)
                                                 ------------    ------------    ------------

   Total liabilities and stockholder's deficit   $  7,980,777    $ (6,722,747)   $  1,258,030
                                                 ============    ============    ============

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE S - SUBSEQUENT EVENTS - Continued

2002 Consolidated Income Statement (Unaudited)

                                    Historical      Adjustments      Pro Forma
                                   ------------    ------------    ------------
Revenues                           $ 18,525,055    $(16,386,394)   $  2,138,661
Net loss                            (25,238,062)    (20,191,345)     (5,046,717)
Loss per share -
  basic and diluted                $      (1.01)                   $      (0.34)

Weighted average number of
  Shares - basic & diluted*          25,032,607     (10,300,000)     14,732,607

* Adjustment reflects shares returned to treasury.

Line of Credit
--------------

In connection with the Company's decision to close its PCS Securities subsidiary during 2003 and the agreement reached with the former owners of PCS Securities, the Company has agreed not to draw any additional funds from the Bear Stearns credit facility. Furthermore, the parties agreed that the Company would transfer in February 2003, the remaining $500,000 restricted cash deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through Bear Stearns will be automatically applied against the outstanding balance of the credit facility. The parties have also agreed that any balance remaining outstanding on the credit facility as of June 30, 2003 will be repaid by the former owners of PCS Securities.

Convertible Debentures
----------------------

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. Following is a summary of primary terms of the restructured agreements:

$1,250,000 Original Principal Amount Note

The original debenture with a principal balance of $1,250,000 at December 31, 2002 (before beneficial conversion and other discounts) was amended pursuant to which the principal balance was changed to $1,425,000. The amended principal balance includes the original principal amount plus the transfer of previously accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The remaining balance of accrued interest at February 28, 2003, totaling $26,736, was paid by the Company and $125,000 of accrued liquidated damages were waived by the debenture holder. The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE S - SUBSEQUENT EVENTS - Continued

$25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

$350,000 Original Principal Amount Note

The original debenture with a principal balance of $134,314 at December 31, 2002 (before beneficial conversion and other discounts) was amended pursuant to which the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus the transfer of previously accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. Accrued liquidated damages in the amount of $12,844 were waived by the debenture holder. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: San Diego, California
       March 31, 2003

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

Signature                                     Title                   Date
---------                                     -----                   ----

/s/ BRIAN M. OVERSTREET                  President, CEO           March 31, 2003
------------------------------            and Director
Brian M. Overstreet


/s/ ROBERT F. KYLE                  Vice President Secretary      March 31, 2003
------------------------------    General Counsel and Director
Robert F. Kyle


/s/ MICHAEL H. LORBER                Chief Financial Officer      March 31, 2003
------------------------------
Michael H. Lorber


/s/ WILLIAM J. JACKSON                      Director              March 31, 2003
------------------------------
William J. Jackson

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Brian M. Overstreet, certify that:

1. I have reviewed this annual report on Form 10-KSB of PCS Research Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ BRIAN M. OVERSTREET
-------------------------------------
Brian M. Overstreet
President and Chief Executive Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Michael H. Lorber, certify that:

1. I have reviewed this annual report on Form 10-KSB of PCS Research Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ MICHAEL H. LORBER
-----------------------
Michael H. Lorber
Chief Financial Officer