Form 10KSB/A
period 2002-12-31
PCS RESEARCH TECHNOLOGY  INC
filed 2003-04-30
CIK 1065191

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 21, 2003 was approximately $480,959.

         The number of outstanding shares of the registrant's common stock as of April 21, 2003 was 23,395,436 shares.


                                Explanatory Note

This Annual Report on Form 10-KSB/A amends the information contained in Part III of the Company's Annual Report on Form 10-KSB previously filed for the fiscal year ended December 31, 2002.

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

EXECUTIVE COMPENSATION........................................................52

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT................................................58

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................59

EXHIBITS AND REPORTS ON FORM 8-K..............................................61

CONTROLS AND PROCEDURES.......................................................63

PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................64


This Annual Report on Form 10-KSB/A contains forward-looking statements concerning future events and performance of our company. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe," "plan," or "expect." Many known and unknown risks and uncertainties may cause our actual results to differ materially from those indicated in these forward-looking statements. You should review carefully the risks and uncertainties identified in this report. We have no obligation to update or announce revisions to any forward-looking statements to reflect actual events or developments.

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

         Between October 2002 and March 31, 2003, defendant Witz and two other co-defendants entered into Settlement and Mutual Release Agreements with the Company. Under the terms of these agreements, the defendants agreed to return an aggregate of 281,250 shares of common stock and 1,725,000 performance warrants to the Company. In addition, the agreement with Witz provided that the Company would grant Witz a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation as a result of default judgments being entered and enforced against the other defendants in connection with this action, up to a maximum of 250,000 shares. The exercise price of such warrants will equal the average closing market price for the Company's common stock during the ten days prior to the date of the warrant issue.

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

                                    PART III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         Certain information concerning the directors and executive officers of the Company is set forth below:

Name                        Age        Position(s) with the Company
----                        ---        ----------------------------
Brian M. Overstreet         31         Chief Executive Officer, President and Director

Robert F. Kyle              30         Vice President, Secretary, General Counsel and Director

Matthew Kliber              31         Executive Vice President, Director of Research

Michael Lorber              47         Chief Financial Officer

Susanne S. Pruitt(1)        41         Managing Director of Capital Markets Unit and
                                       President of PCS Securities, Inc. and Director

David J. Brophy(2)          68         Director

Raymond A. Hill, III(3)     55         Director

William John Jackson        63         Director

Paul Kupferstein(2)         52         Director

John Ramsey(2)              49         Director

---------------------

    (1) Ms. Pruitt resigned as an officer and director of the Company as of January 31, 2003.
    (2) Dr. Brophy, Mr. Kupferstein and Mr. Ramsey resigned as directors of the Company as of March 7, 2003.
    (3)  Mr. Hill resigned as a director of the Company as of January 31, 2003.


         Brian M. Overstreet has been the President, Chief Executive Officer and a Director of the Company since May 1999. In May 1999, Mr. Overstreet co-founded the Company. Previously, Mr. Overstreet was the Managing Director and founder of Midori Corporation and co-founder and Vice President of its subsidiary Midori Capital Corporation. Mr. Overstreet founded Midori Corporation in 1995 as a service provider to investors and public companies engaging in PIPE transactions. In 1997, Mr. Overstreet co-founded Midori Capital Corporation, a NASD broker/dealer specializing in the structuring and placement of private placement transactions and founded Midori Corporation's European sister-company, Midori (Suisse) Sarl in Geneva, Switzerland to market the PIPE transactions being generated by the U.S. based Midori companies.

         Robert F. Kyle has been Vice President, Secretary, General Counsel and a Director since May 1999. In May 1999, Mr. Kyle co-founded the Company. Prior to that, Mr. Kyle was the General Counsel for Midori Corporation and co-founder and President of its subsidiary Midori Capital Corporation, a NASD broker/dealer specializing in the structuring and placement of PIPE transactions. Mr. Kyle is responsible for the day-to-day compliance and regulatory management of DP Securities, Inc., as well as managing the Companies in-house activities related to PlacementTracker and BiotechTracker.

         Matthew Kliber joined the Company in April 2001 as the Director of the Mergers and Acquisitions, and currently serves as its Executive Vice President, Director of Research. From April 2000 to March 2001, Mr. Kliber was VP of Business Development at Sportsitio.com, Inc, a network of online sports properties targeting the Latin American sports market. Previously, Mr. Kliber was the VP of Business Development at Virtgame.com, an application service provider offering enterprise solutions to the gaming and lottery industries, from August 1999 to April 2000. From December 1995 to August 1999, Mr. Kliber was a Portfolio Manager and Investment Advisor in the Private Client Groups of Salomon Smith Barney and PaineWebber, Inc.

         Michael H. Lorber has been Chief Financial Officer of the Company since January 2002. From March 2001 to September 2001, Mr. Lorber was the vice president-finance and chief financial officer of Promark Sports, Inc., a sports marketing and advertising company. Previously, Mr. Lorber was vice president and chief financial officer of Tomahawk II, Inc., a defense contractor, from October 1996 to December 2000.

         Susanne S. Pruitt was a director of the Company and the Managing Director of the Company's Capital Markets Unit from December 21, 2001 until January 31, 2003. Ms. Pruitt was the President of PCS Securities, Inc. from 1989, when she co-founded it as an institutional soft-dollar brokerage firm, to January 31, 2003. From 1983-1988, she worked in sales and trading at Montgomery Securities in San Francisco. From 1979 to 1983, Ms. Pruitt was in institutional sales at Shearson/Lehman.

         David J. Brophy was a director of the Company from February 12, 2002 until March 7, 2003. Dr. Brophy, has been a professor in the Finance faculty at the University of Michigan Business School since 1970, teaching courses in venture capital and private equity finance and is director of the school's Center for Venture Capital and Private Equity Finance. In addition, Mr. Brophy is a member of the executive committee of the Zell-Lurie Institute for Entrepreneurial Studies. He is a founding member of the editorial board of the Journal of Business Venturing, The Journal of Private Equity Finance, and the International Venture Capital Journal. Dr. Brophy has been a director of several other public companies and is a director and advisor to a number of investment and financial services firms, including Compass Technology Partners, Munder Capital Management, River Place Financial Corporation, and General Motors Acceptance Corporation Wholesale Auto Receivables Corporation. He also is an investor in and an advisor to a number of emerging technology-based firms. Dr. Brophy holds a MBA from the University of Detroit and a Ph.D. from Ohio State University.

         Raymond A. Hill, III was a director of, and consultant to, the Company from December 21, 2001 until January 31, 2003. Mr. Hill co-founded PCS Securities, Inc. in 1989 as an institutional soft-dollar brokerage firm. Mr. Hill is also the President of Institutional Research Services, a New York-based institutional research firm that he founded in 1982. From 1973 to 1982, he sold the Quality of Earnings Report, an independent research report which analyzed the reliability of companies reported earnings, to the institutional investment community. In 1969, Mr. Hill began his career at Lynch, Jones & Ryan where he launched I/B/E/S, an institutional broker estimate system, into the institutional community.

         William John Jackson has been a director of the Company since November 21, 2001. Mr. Jackson, currently retired, was the sole Director of 576967 Ontario, Ltd., a family property holding company, from 1983 until January 2002.

         Paul Kupferstein was a director of the Company from November 21, 2001 until March 7, 2003. Mr. Kupferstein is a practicing attorney and has been a member of the Law Society of Upper Canada for over 20 years. He has a general corporate and commercial law practice in Markham, a suburb of Toronto, Canada. Currently, he acts as counsel for a number of companies involved in manufacturing, technology development and transfer, education and financing. Mr. Kupferstein is also a part-time deputy judge of the Ontario Superior Court (Small Claims Division) and a part-time lecturer at Humber College in Toronto.

         John Ramsey was a director of the Company from November 21, 2001 until March 7, 2003. Mr. Ramsey has served as co-chairman of the Board of Directors of Ramsey Electronics, Inc., a manufacturer of communications test equipment, since 1999. From 1976 to 1999, Mr. Ramsey was the President of Ramsey Electronics, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Director Compensation

         Directors who are also employees of the Company are not paid any fees or other remuneration for service on the Board or any of its Committees. Through January 2003, each non-employee director received $500 per month and an initial grant of options to purchase 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock on the date of grant; provided, however, that David Brophy received an initial grant of options to purchase 75,000 of Common Stock as Chairman of the Audit Committee. In addition, non-employee directors are reimbursed by the Company for all expenses related to attending meetings of the Board of Directors and the committees thereof. Effective February 1, 2003, non-employee directors are no longer receiving monthly compensation.

Meetings and Committees of the Board of Directors

         The Board of Directors met five (5) times during the fiscal year ended December 31, 2002. The Board of Directors has a standing Audit Committee.

The Audit Committee

         Through March 7, 2003 the Audit Committee of the Board of Directors consisted of three (3) directors, David Brophy, Paul Kupferstein, and John Ramsey, none of whom has been an employee of the Company. The Audit Committee met two (2) times during the fiscal year ending December 31, 2002. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants, evaluating the Company's accounting policies and its system of internal controls, and reviewing significant finance transactions. Effective March 7, 2003, Dr. Brophy, Mr. Kupferstein and Mr. Ramsey resigned as members of the Company's Board of Directors and Audit Committee. There was no dispute between the Company and such former directors regarding the Company's accounting policies or any other matters. Following the election of the Company's directors at the next annual meeting of shareholders, new members will be appointed to the Audit Committee.

         The functions of the Audit Committee are focused on three areas:

         o the adequacy of the Company's internal controls and financial reporting process and the reliability of the Company's financial statements.

         o the independence and performance of the Company's independent public accountants.

         o     the Company's compliance with legal and regulatory requirements.

         The Audit Committee meets with management periodically to consider the adequacy of the Company's internal controls and the objectivity of its financial reporting. The Audit Committee discusses these matters with the Company's independent public accountants and with appropriate Company financial personnel. Meetings held with the independent public accountants who have unrestricted access to the Audit Committee. The Audit Committee also appoints and engages the independent public accountants and reviews periodically their performance and independence from management. In addition, the Audit Committee reviews the Company's financing plans and reports recommendations to the full Board of Directors for approval and to authorize action. Until the resignations of Dr. Brophy and Messrs. Kupferstein and Ramsey in March 2003, the directors who served on the Audit Committee since its establishment in February 2002 were all "Independent" for purposes of stock exchange listing standards. That is, the Board of Directors determined that no member of the Audit Committee had a relationship to the Company that interfered with its independence from the Company and its management. The Board has adopted a written charter setting out the audit related functions the Audit Committee is to perform.

         Management has primary responsibility for the Company's financial statements and the overall reporting process, including the Company's system of internal controls. The independent public accountants audit the annual financial statements prepared by management, express an opinion as to whether those financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles and discusses with the Audit Committee any issues they believe should be raised with the Audit Committee.

         The Audit Committee reviews the Company's audited financial statements and meets with both management and Grant Thornton LLP, the Company's independent public accountants, to discuss such audited financial statements, and financial statements included in quarterly reports on Form 10-QSB. Management represents to the Audit Committee that the financial statements are prepared in accordance with generally accepted accounting principles. The Audit Committee receives from and discusses with Grant Thornton LLP the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm's independence from the Company. Given the resignations of Dr. Brophy and Messrs. Kupferstein and Ramsey on March 7, 2003, the report of the independent auditors for the fiscal year ending December 31, 2002 was reviewed by the Company's Board of Directors in lieu of the Audit Committee.


Item 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth for each of the last three fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000 the remuneration paid by the Company to its Chief Executive Officer and all other executive officers that earned in excess of $100,000 in annual salary and bonus during such fiscal years:

                                             SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                    ------------------------------------------    ----------------------------
NAME AND PRINCIPAL                   FISCAL                                       OTHER ANNUAL
POSITION                              YEAR         SALARY($)        BONUS($)       COMPENSATION      OPTIONS
---------------------------         -------      ----------      -------------    -------------    -----------
Brian M. Overstreet,                  2002       $  180,000              --       $    8,862(1)            --
President and Chief
Executive Officer                     2001       $  136,170      $  112,586(2)    $ 4,769.88(3)

                                      2000       $  101,033      $    5,400       $ 1,550.77(3)            --


Robert F. Kyle, Vice                  2002       $  100,008      $   10,482       $    2,391(3)            --
President, Secretary and
General Counsel                       2001       $   92,068      $   44,169(2)    $ 3,376.19(3)


Matthew Kliber, Executive             2002       $  132,500              --       $    2,391(3)       250,000(4)
Vice President, Director
of Research                           2001       $   90,000      $  369,000(5)    $  169,000(6)       250,000(7)


Michael H. Lorber, Chief              2002       $  113,385      $   14,250       $    1,200(3)       350,000(8)
Financial Officer


Susanne S. Pruitt,                    2002       $1,054,167              --       $    5,500(3)            --
President-PCS Securities,
Managing Director of
Capital Markets (9)

---------------------

(1) Includes $3,462 payout of unused vacation pay from 2001 and $5,400 contributed by the Company to its 401-K plan on behalf of employee.
(2) Includes $31,638 for each respective employee accrued in 2001 and paid in 2002.
(3) Represents amounts contributed by the Company to its 401-K plan on behalf of employee.
(4) Includes options exercisable for 250,000 shares of the Company's common stock at an exercise price of $0.39 per share.
(5)  Includes $369,000 accrued in 2001 and paid in 2002.
(6) Includes the issuance of 94,731 shares of the Company's common stock having a fair market value of $169,000.

(7) Includes (i) options exercisable for 125,000 shares of the Company's common stock of at an exercise price of $1.00 per share, and (ii) options exercisable for 125,000 shares of the Company's common stock of at an exercise price of $1.25 per share.
(8) Includes (1) options exercisable for 250,000 shares of the Company's common stock at an exercise price of $1.90 per share, and (ii) options exercisable for 100,000 shares of the Company's common stock at an exercise price of $0.39 per share.
(9)  Ms. Pruitt resigned from the Company effective January 31, 2003.


         During the last fiscal year, neither the Company's Chief Executive Officer nor the other executive officers named in the above Summary Compensation Table exercised any options. However, see "Performance Warrants" below regarding the exercise of warrants by the Company's Chief Executive Officer and Vice President.

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's executive officers named in the above Summary Compensation Table.

                      Option/SAR Grants In Last Fiscal Year

                                              Percent of
                             Number of          Total
                             Securities       Options/SARS     Exercise
                             Underlying        Granted to      or Base
                            Options/SARS      Employees in      Price
         Name                Granted (#)      Fiscal Year%      ($/Sh)      Expiration Date
         --------------     ------------     -------------     --------     ---------------
         Matthew Kliber        250,000          12.8%           $0.39         9/17/2012

         Michael Lorber        250,000          18.0%           $1.90         1/28/2012

         Michael Lorber        100,000          18.0%           $0.39         9/17/2012


Stock Options and Performance Warrants

2001 Stock Plan

         As of May 15, 2001, the Board of Directors of the Company adopted the 2001 Stock Plan (the "2001 Plan") and on November 21, 2001 the Company stockholders approved the adoption of the 2001 Plan. On December 10, 2001, the Board of Directors amended the 2001 Plan to authorize 2,000,000 additional shares for future awards and on May 10, 2002 the Company stockholders approved the amendment. As amended, there are 4,000,000 shares reserved for issuance under the 2001 Plan. The purpose of the 2001 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants, and independent contractors of the Company, may be granted incentive stock options and/or nonqualified stock options to purchase shares of Common Stock, in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide additional incentive for such persons to exert maximum efforts for the success of the Company by encouraging stock ownership in the Company. As of April 15, 2003, options to purchase 2,356,094 shares of Common Stock were outstanding pursuant to the 2001 Plan.

Performance Warrants

         Performance warrants were issued to all certain stockholders in connection with the reverse merger in 2001. Performance warrants are exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets (the "Share Exchange"). The performance warrants are exercisable until May 31, 2011 at an exercise price of $.0001 per share and vest based upon the satisfaction by the Company of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the performance warrants (the "Warrant Shares") shall vest upon (i) the Company (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or
(ii) the Company (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) the Company (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) the Company (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) the Company (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) the Company (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by the Company and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith.

         In August, 2002 Brian M. Overstreet, the Company's President and Chief Executive Officer and Midori USA Corporation, an entity controlled by Mr. Overstreet, were issued an aggregate of 5,176,944 shares of the Company's common stock upon the exercise of an aggregate of 5,189,062 performance warrants. In April 2003, Mr. Overstreet and Midori USA Corporation were issued an aggregate of 5,119,875 shares of the Company's common stock upon the exercise of an aggregate of 5,189,063 performance warrants. Following these exercises, neither Mr. Overstreet or Midori USA Corporation own any performance warrants.

         In August, 2002 Robert F. Kyle, the Company's Vice President, Secretary and General Counsel, was issued 575,221 shares of the Company's common stock upon the exercise of 576,562 performance warrants. In April 2003 Mr. Kyle was issued 568,875 shares of the Company's common stock upon the exercise of 576,563 performance warrants. Following these exercises, Mr. Kyle does not own any performance warrants.

         Following the above referenced exercises by Mr. Overstreet, Midori USA Corporation and Mr. Kyle there are a total of 5,025,000 performance warrants outstanding, none of which are held by any executive officers or director named in the above Summary Compensation Table.

Employment Agreements
---------------------

         In May 1999, the Company entered into an at-will employment agreement with Brian Overstreet pursuant to which Mr. Overstreet agreed to serve as the Company's President and Chief Executive Officer. The agreement was amended in July 2000 and March 2001. Under the current agreement the Company agreed to pay Mr. Overstreet an annual base salary of $180,000. In addition to the base salary, Mr. Overstreet is entitled to receive performance bonuses based upon his accomplishments and the Company's performance. Mr. Overstreet's employment agreement contains other customary provisions.

         In May 1999, the Company entered into an at-will employment agreement with Robert Kyle pursuant to which Mr. Kyle agreed to serve as the Company's Vice President. The agreement was amended in July 2000. Under the current agreement the Company agreed to pay Mr. Kyle an annual base salary of $100,000. In addition to the base salary, Mr. Kyle is entitled to receive performance bonuses based upon his accomplishments and the Company's performance. Mr. Kyle's employment agreement contains other customary provisions.

         In April 2001, the Company entered into an at-will employment agreement with Matthew Kliber pursuant to which Mr. Kliber agreed to serve as the Company's Director, Mergers and Acquisitions Group. In December 2002, the Company promoted Mr. Kliber to the position of Executive Vice President, Director of Research. In conjunction with this promotion, the Company agreed to pay Mr. Kliber's a salary amount of $12,500 per month and annual and periodic performance-based bonuses to be determined by management and the board of directors. Mr. Kliber's employment agreement contains other customary provisions.

         In December 2001, the Company and Susanne Pruitt entered into an Employment Agreement pursuant to which Ms. Pruitt agreed to serve as the Managing Director of the Company's Capital Markets Unit (the "Unit"). The term of Ms. Pruitt's employment under the agreement was five years commencing on January 1, 2002 (the "Term"). The Company agreed to pay Pruitt an annual base salary of $1,150,000 through December 31, 2002. Commencing on January 1, 2003 and on each anniversary thereafter, the annual base salary was to be increased by approximately fifteen percent (15%). The agreement also provided that Ms. Pruitt was entitled to receive a performance bonus based upon the Unit's research commission sales booked or confirmed and trading revenues in each calendar year during the Term. The Company agreed to pay Ms. Pruitt the performance bonus in cash within thirty days following the achievement by the Unit of certain annual revenue targets.

         In the event that Ms. Pruitt's employment was terminated by the Company without Cause (as defined in the Employment Agreement), or for death or Disability (as defined in the Employment Agreement), or by Ms. Pruitt with Good Reason (as defined in the Employment Agreement), the Company was obligated to pay Ms. Pruitt the Base Salary and fifty percent (50%) of the performance bonus for the remainder of the Term as if her employment had not been terminated. The Company's employment agreement with Ms. Pruitt contained other customary provisions. In January 2003, Ms. Pruitt resigned as an officer and director of the Company and by mutual agreement, all rights under the Employment Agreement between Ms. Pruitt and the Company were terminated as of December 1, 2002. See "Business-Business Combinations and Other Transactions".

         In January 2002, the Company entered into an at-will employment with Michael Lorber pursuant to which Mr. Lorber agreed to serve as the Company's Chief Financial Officer. The Company agreed to pay Mr. Lorber an annual base salary of $120,000. In addition to the base salary, Mr. Lorber is entitled to receive performance bonuses based upon his accomplishments and the Company's performance. Mr. Lorber's employment agreement contains other customary provisions.

Consulting Agreements
---------------------

         In April 2001, the Company entered into advisory agreement with Kleega Corp., a company owned by Howard White, a stockholder of the Company and relative of the Company's President and CEO. Pursuant to the advisory agreement, Kleega Corp. agreed to serve as management consultant and deal finder and technology consultant to the Company from May 1, 2001 to April 30, 2002. During 2002, the agreement was extended to December 31, 2003. As compensation for Kleega Corp.'s services, the Company shall pay Kleega Corp. (i) an initial retainer of $25,000; and (ii) a monthly retainer of $15,000 during the term of the agreement.

         For the year ended December 31, 2002, the Company paid $184,565 as consulting fees to Kleega Corp.

         In December 2001, the Company and Raymond Hill, a director of the Company, entered into a Consulting Agreement pursuant to which Mr. Hill agreed to be engaged as a consultant to the Company. The term of Mr. Hill's engagement under the agreement was five years commencing in January 1, 2002 (the "Term"). The Company agreed to pay Mr. Hill an annual base fee of $1,150,000 through December 31, 2002 (the "Base Fee"). Commencing on January 1, 2003 and on each anniversary thereafter the annual base fee was to be increased by approximately fifteen percent (15%). The agreement also provided that Mr. Hill was entitled to receive an incentive bonus equal to, and on the same terms as, the performance bonus provided to Ms. Pruitt. See "Employment Agreements". In the event that Mr. Hill's engagement is terminated by the Company without Cause (as defined in the Consulting Agreement), or for death or Disability (as defined in the Consulting Agreement), or by Mr. Hill with Good Reason (as defined in the Consulting Agreement), the Company was obligated to pay Mr. Hill the Base Fee and fifty percent (50%) of the incentive bonus for the remainder of the Term as if his engagement had not been terminated.

         In December 2001, the Company and Institutional Research Services, Inc., a Company owned by Mr. Hill entered into a Research Services Agreement pursuant to which Institutional Research Services, Inc. agreed to direct a minimum amount of its annual research sales to PCS Securities for "soft dollar" collection.

         For the year ended December 31, 2002, the Company paid $1,054,167 in consulting fees to Mr. Hill and $2,828,505 to Institutional Research Services, Inc. for research products purchased.

         In December 2002, the Research Services Agreement between the Company and Institutional Research Services, Inc. was automatically terminated due to the Company's inability to satisfy a condition of the agreement that required the Company to remove Mr. Hill as a personal guarantor of the Company's credit facility by December 21, 2002. In January 2003, Mr. Hill resigned as a director of the Company and by mutual agreement all rights under the Consulting Agreement between Mr. Hill and the Company were terminated.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of April 15, 2003 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days. See "Compensation of Directors and Executive Officers."

                                            Amount and
                                            Nature of                Percentage
         Name and Address                   Beneficial               (%) of
         of Beneficial Owner(1)             Ownership(2)             Class(2)
         ----------------------------       -------------            --------
         Brian M. Overstreet(3)             13,756,244(4)             58.8%

         Global Capital Advisors(5)          8,060,000(6)             25.6%

         Robert F. Kyle(7)                   3,065,971(8)             12.3%

         Matt Kliber(9)                        500,981(10)             2.1%

         Michael Lorber(11)                    225,000(12)             1.0%

         William John Jackson(13)               41,100(14)               *

         Directors and Officers             17,589,296                68.7%
          as a Group (5 persons)

 *   indicates beneficial ownership of less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is c/o PCS Research Technology, Inc., 3655 Nobel Drive, Suite 540, San Diego, California 92112.
(2) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-B of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 23,395,436 shares of Common Stock outstanding.
(3) Mr. Overstreet is the President, Chief Executive Office and a director of the Company.
(4) Includes 3,056,943 shares Midori USA Corporation, with respect to which Mr. Overstreet is the Managing Director and sole signatory, and 365,000 shares held in the name of a trust for which Mr. Overstreet is a beneficial owner and trustee.
(5) The address of Global Capital Advisors is 106 Colony Park Dr., Suite 900, Cumming, GA 30040.
(6) Includes (i) 7,250,000 shares of common stock of the Company issuable upon conversion of $1.425 million convertible debenture and the exerise of 125,000 warrants held by Global Capital Funding Group, LP., and (ii) 810,000 shares of common stock of the Company issuable upon conversion of $155,000 convertible debenture and the exercise of 35,000 warrants held by GCA Strategic Investment Fund Ltd.
(7)  Mr. Kyle is the Vice President, Secretary and General Counsel of the
     Company.
(8) Includes 1,537,500 shares of common stock of the Company issuable upon the exercise of options held by Mr. Kyle to buy shares of the Company's common stock owned by Midori USA Corporation.

(9) Mr. Kliber is the Executive Vice President, Director of Research of the Company.
(10) Includes 406,250 shares of common stock of the Company issuable upon the exercise of options held by Mr. Kliber.
(11) Mr. Lorber is the Chief Financial Officer of the Company.
(12) Includes 225,000 shares of common stock of the Company issuable upon the exercise of options held by Mr. Lorber.
(13) Mr. Jackson is Director of the Company.
(14) Includes 25,000 shares of common stock of the Company issuable upon the exercise of options held by Mr. Jackson. Mr. Jackson disclaims beneficial ownership of 300 shares of common stock owned by his children.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 15, 2003, Brian M. Overstreet, the Company's President and Chief Executive Officer and Midori USA Corporation, an entity controlled by Mr. Overstreet, were issued an aggregate of 5,119,875 shares of the Company's common stock upon the exercise of an aggregate of 5,189,063 performance warrants. See "Compensation of Directors and Executive Officers - Performance Warrants" for a description of the performance warrants.

         On April 15, 2003, Robert F. Kyle, the Company's Vice President, Secretary and General Counsel, was issued 568,875 shares of the Company's common stock upon the exercise of 576,563 performance warrants. See "Compensation of Directors and Executive Officers - Performance Warrants" for a description of the performance warrants.

         In connection with the decision to close the PCS subsidiary, the Company entered into an agreement, effective January 31, 2003, with Susanne Pruitt, the former Managing Director of the Company's Capital Markets Unit, President of the Company's PCS Securities subsidiary and Director of the Company, and Raymond Hill, a former Director of, and consultant to the Company, pursuant to which the Company agreed to transfer ownership of the name "PCS" and trademarks related to such name (the "Trademarks") as well as a list of PCS customers to Ms. Pruitt and Mr. Hill (or their designee) in exchange for the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. In addition: (i) each of Ms. Pruitt and Mr. Hill agreed to resign as directors of the Company and Ms. Pruitt has resigned as an executive officer of the Company and the President of PCS; (ii) each of the parties have terminated their rights under the employment agreement between Ms. Pruitt and the Company and the consulting agreement between Mr. Hill and the Company, and other certain agreements among them and executed general releases in connection therewith; (iii) the Company and Ms. Pruitt and Mr. Hill entered into a Trademark Assignment and License-Back Agreement, pursuant to which the Trademarks were assigned to Ms. Pruitt and Mr. Hill and the Company has been granted the right to use the PCS trademark until January 31, 2004; (iv) Ms. Pruitt and Mr. Hill agreed to pay to the Company an aggregate of $250,000 over a period of two years assuming that certain conditions are satisfied; (v) PCS agreed to repay its outstanding line of credit (the "Line of Credit") and the Company and PCS agreed not to increase the amount outstanding under the Line of Credit; (vi) Pruitt and Hill jointly and severally agreed to repay the Line of Credit by June 30, 2003 in the event that there is an outstanding balance as of such date and assuming that the amount owed under the Line of Credit has not been increased; (vii) until the earlier of June 30, 2003, or the date on which the Line of Credit is repaid in full, Ms. Pruitt and Mr. Hill shall have full management control of PCS; (viii) Ms. Pruitt and Mr. Hill agreed to repay all customer credit balances existing as of June 30, 2003; (ix) the Company granted a non-exclusive two year license to use the Company's InterLeads software to Ms. Pruitt and Mr. Hill, or their designee; and (x) the Company agreed to use a designee of Ms. Pruitt and Mr. Hill as the Company's preferred brokerage firm for soft dollar transactions.

         The Company anticipates completing the wind down of the PCS business by June 30, 2003.

         On August 14, 2002, Brian M. Overstreet, the Company's President and Chief Executive Officer and Midori USA Corporation, an entity controlled by Mr. Overstreet, were issued an aggregate of 5,176,994 shares of the Company's common stock upon the exercise of an aggregate of 5,189,062 performance warrants. See "Compensation of Directors and Executive Officers - Performance Warrants" for a description of the performance warrants.

         On August 14, 2002, Robert F. Kyle, the Company's Vice President, Secretary and General Counsel, was issued 575,221 shares of the Company's common stock upon the exercise of 576,562 performance warrants. See "Compensation of Directors and Executive Officers - Performance Warrants" for a description of the performance warrants.

         On July 17, 2002 the Company paid an aggregate amount of $565,926 to the former owners of PCS Securities, Inc. as the final purchase price consideration related to the merger in 2001 between the Company and PCS Securities. The aggregate amount was comprised of payments of $282,963 each to Susanne Pruitt, the former Managing Director of the Company's Capital Markets Unit, President of the Company's PCS Securities subsidiary and Director of the Company and to Raymond Hill, a former Director of, and consultant to the Company.

         On January 13, 2002, in exchange for a loan of $42,500, the Company issued a promissory note payable to Presidence Incorporated, a company controlled by Brian M. Overstreet, the Company's President and Chief Executive Officer. The outstanding principal amount of the note and accrued and unpaid interest thereon is due and payable on July 1, 2003 and bears interest at a rate of 12 percent per annum.

         On October 31, 2001, in exchange for a loan of $95,000, the Company issued a promissory note payable to Presidence Incorporated, a company controlled by Brian M. Overstreet, the Company's President and Chief Executive Officer. The outstanding principal amount of the note and accrued and unpaid interest thereon is due and payable on October 31, 2003 and bears interest at a rate of 12 percent per annum.

         As of May 15, 2001, Brian M. Overstreet, the Company's President and Chief Executive Officer, Robert F. Kyle, the Company's Vice President, Secretary and General Counsel, and Midori USA Corporation, a corporation controlled by Mr. Overstreet, entered into a Stock Exchange Agreement with the Company ("Stock Exchange Agreement"), immediately following the consummation of the merger of DP Merger Corp., a Delaware corporation, with and into the Company. Pursuant to the terms of the Stock Exchange Agreement, Mr. Overstreet, Mr. Kyle and Midori, surrendered 8,071,875, 1,153,125, and 2,306,250 shares of Common Stock, respectively, in exchange for a like number of performance warrants. See "Compensation of Directors and Executive Officers - Performance Warrants" for a description of the performance warrants.

         On May 14, 2001, in exchange for a loan to the Company in the aggregate principal amount of $50,000, the Company issued an unsecured promissory note payable to Presidence Incorporated, a company controlled by Brian Overstreet, the Company's President and Chief Executive Officer. The note is due and payable on May 14, 2003 and bears interest at 12 percent per annum.

         On March 1, 2000, the Company purchased all of the common stock of Midori Capital Corporation, a licensed broker-dealer from Midori USA Corporation, a company controlled by Brian Overstreet, in exchange for the issuance of 300,000 shares of the Company's common stock.

         During the period January 1, 2002 through December 31, 2002, the Company leased, on a month-to month basis, approximately 1,800 square feet of office space for its PCS Securities subsidiary at 121 Lakeside Avenue, Unit 301, Seattle, Washington 98122 at an average monthly base rent of $2,104. The property was leased from the two former owners of PCS Securities, Susanne S. Pruitt, a former Director, Managing Director of the Company's Capital Markets Unit and President of PCS Securities, and Raymond A. Hill, III, a former Director of the Company and consultant. Management of the Company believes that the rent paid by the Company under this lease was less than or equal to the fair market value of similar premises within the area.

See "Consulting Agreements," for transactions with Kleega Corp. and Mr. Hill.


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

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         For the year ended December 31, 2002, the Company incurred professional fees to its independent public accountants for the audited financial statements and reviews of quarterly financial statements in 2002 in the amount of $185,950.

Financial Information Systems Design and Implementation Fees

         For the year ended December 31, 2002, there were no fees billed by the Company's independent public accountants for professional services rendered for information technology services relating to financial information systems design and implementation.

All Other Fees

         For the year ended December 31, 2002, the Company incurred professional fees to its independent public accountants in the amount of $84,976 related to tax and all other services.

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

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE J - WARRANTS AND PERFORMANCE WARRANTS - Continued

Performance Warrants
--------------------

Performance warrants were issued to all Company shareholders concurrent with and in connection with the reverse merger in 2001. Performance warrants are exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets (the "Share Exchange"). The performance warrants are exercisable until May 31, 2011 at an exercise price of $.0001 per share and vest based upon the satisfaction by the Company of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the performance warrants (the "Warrant Shares") shall vest upon
(i) the Company (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or (ii) the Company (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) the Company (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) the Company (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) the Company (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) the Company (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by the Company and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith. The following tables summarize the number of outstanding performance warrants in 2002 and 2001:

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

Employment Agreements
---------------------

In March 2001, the Company and its Chief Executive Officer and majority stockholder amended this employment agreement amending annual compensation, among other terms and customary provisions. In addition, under the most recent amendment, the officer/stockholder is entitled to a year end bonus equal to the

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE M - RELATED PARTY TRANSACTIONS - Continued

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

In February and March 2003, settlement agreements were reached between the Company and three shareholders regarding litigation brought by the Company. The settlement agreements provide for the cancellation of an aggregate of 281,250 shares of the Company's common stock and 1,725,000 of performance warrants to purchase common stock owned by the shareholders or their affiliates. In addition, the agreements provided that the Company would grant a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2002 and 2001


NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

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

                        Quarter         Quarter         Quarter         Quarter
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

Dated: San Diego, California
       April 30, 2003

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

Signature                                     Title                   Date
---------                                     -----                   ----

/s/ BRIAN M. OVERSTREET                  President, CEO           April 30, 2003
------------------------------            and Director
Brian M. Overstreet


/s/ ROBERT F. KYLE                  Vice President Secretary      April 30, 2003
------------------------------    General Counsel and Director
Robert F. Kyle


/s/ MICHAEL H. LORBER                Chief Financial Officer      April 30, 2003
------------------------------
Michael H. Lorber


/s/ WILLIAM J. JACKSON                      Director              April 30, 2003
------------------------------
William J. Jackson

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


Date: April 30, 2003


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


Date: April 30, 2003


/s/ MICHAEL H. LORBER
-----------------------
Michael H. Lorber
Chief Financial Officer