Form 10QSB
period 2003-03-31
PCS RESEARCH TECHNOLOGY  INC
filed 2003-05-16
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2003
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to _____________________


                          Commission File Number  025449
                                                  ------

                          PCS Research Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                           33-0856651
---------------------------------                    ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

3655 Nobel Drive, Suite 540, San Diego, California             92122
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (858) 623-1600
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]   No [ ]

As of May 15, 2003, there were 23,395,436 shares of common stock issued and outstanding.

                          PCS Research Technology, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 March 31, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION   (UNAUDITED)

ITEM 1.  Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets .......................................  3

         Consolidated Statements of Operations .............................  4

         Consolidated Statements of Cash Flows .............................  5

         Notes to Consolidated Financial Statements ........................  6


ITEM 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations ................. 16

ITEM 3.  Controls and Procedures ........................................... 25

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................. 25

ITEM 2.  Changes in Securities and Use of Proceeds ......................... 26

ITEM 3.  Defaults Upon Senior Securities ................................... 26

ITEM 4.  Submission of Matters to a Vote of Security Holders ............... 26

ITEM 4.  Other Information ................................................. 26

ITEM 6.  Exhibits and Reports on Form 8-K .................................. 27

                          Part I Financial Information

Item 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

PCS Research Technology, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                               March 31, 2003    December 31,
                                                                 (Unaudited)         2002
                                                                ------------     ------------
  CURRENT ASSETS
   Cash and cash equivalents                                    $    309,029     $    390,079
   Restricted cash                                                        --          500,000
   Commissions and other receivables                                 186,959           44,636
   Receivable from related parties                                   125,000               --
   Prepaid research                                                  279,916               --
   Other current assets                                               38,957           50,097
   Assets of discontinued operations,  current portion               387,014        2,095,044
                                                                ------------     ------------
                                                                   1,326,875        3,079,856

 Property and equipment, net                                         668,099          724,917
 Assets of discontinued operations                                        --        4,127,702
 Receivable from related parties                                     125,000               --
 Other assets                                                         15,366           48,302
                                                                ------------     ------------
      Total assets                                              $  2,135,340     $  7,980,777
                                                                ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
   Accounts payable and accrued liabilities                     $    601,756     $    533,652
   Accrued liabilities payable to related parties                         --        1,271,281
   Revolving credit facility                                         386,194        2,891,975
   Current portion of convertible debt, net                          316,817          967,125
   Notes payable                                                     300,000          300,000
   Notes payable - related parties                                   187,500          187,500
   Deferred revenue                                                  770,499          194,892
   Liabilities of discontinued operations                                 --        1,740,093
                                                                ------------     ------------
                                                                   2,562,766        8,086,518
  LONG-TERM LIABILITIES

   Convertible debt                                                1,254,808               --
                                                                ------------     ------------
      Total liabilities                                            3,817,574        8,086,518

   Minority interest in subsidiary                                   (81,906)           2,356

  STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value; 10,000,000
    authorized; no shares outstanding                                     --               --
   Common stock, $.0001 par value; 80,000,000 authorized;
    18,418,302 issued, 18,000,436 outstanding at March
    31, 2003 and 28,718,302 issued, 28,300,436 outstanding
    at December 31, 2002                                               1,842            2,872
   Additional paid-in capital                                     28,926,251       29,630,220
   Treasury stock, 417,866 common shares at cost at
    March 31, 2003 and December 31, 2002, respectively               (58,501)         (58,501)
   Accumulated deficit                                           (30,469,920)     (29,682,688)
                                                                ------------     ------------
      Total stockholders' deficit                                 (1,600,328)        (108,097)
                                                                ------------     ------------
      Total liabilities and stockholders' deficit               $  2,135,340     $  7,980,777
                                                                ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                      -----------------------------
                                                          2003             2002
                                                      ------------     ------------
 Revenues
  Data service revenues                               $    333,525     $    205,130
  Placement fees                                                --           24,125
  Commissions and other income                              42,000           57,132
  Interest and other                                           932            5,162
                                                      ------------     ------------
                                                           376,457          291,549

 Expenses
  Compensation and benefits                                412,573          739,725
  General and administrative                               287,799          677,689
  Depreciation and amortization                             71,579           79,091
  Product research expenses                                 59,870           37,793
  Minority interest expense                                 37,738               --
  Clearing and execution costs                                  --            7,571
                                                      ------------     ------------
                                                           869,559        1,541,869

 Operating loss                                           (493,102)      (1,250,320)

 Interest expense                                          468,247          547,704
                                                      ------------     ------------

 Loss from continuing operations                          (961,349)      (1,798,024)

 Discontinued Operations
  Income (loss) from discontinued operations               192,370          (57,062)
  Loss on transfer of assets of discontinued
   operations                                              (18,253)              --
                                                      ------------     ------------
  Net income (loss) from discontinued operations           174,117          (57,062)
                                                      ------------     ------------

        Net Loss                                      $   (787,232)    $ (1,855,086)
                                                      ============     ============

   Earnings (loss) per share - basic and diluted
        Loss per share - continuing operations        $      (0.04)    $      (0.08)

        Earnings per share - discontinued operations          0.01             0.00
                                                      ------------     ------------
        Total loss per share - basic and diluted      $      (0.03)    $      (0.08)
                                                      ============     ============
   Weighted average number of common shares -
     basic and diluted                                  24,523,769       22,861,483
                                                      ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                          -----------------------------
                                                                              2003             2002
                                                                          ------------     ------------
Cash flows from operating activities
 Loss from continuing operations                                          $   (961,349)    $ (1,798,024)
 Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations operating activities:
    Depreciation and amortization                                               71,579           79,091
    Amortization of discounts on indebtedness                                  417,189          454,348
    Stock options issued for services rendered                                  16,000               --
 Net changes in assets and liabilities
  Increase in commissions and other receivables                               (142,323)         (71,750)
  Increase in prepaid research                                                (279,916)              --
  (Increase) decrease in other current assets                                   11,140          (85,001)
  Decrease in other assets                                                      32,936               --
  Increase (decrease) in accounts payable and accrued liabilities               68,103         (140,464)
  Increase in deferred revenue                                                 575,607           37,705
  Minority interest in subsidiary                                               37,738               --
                                                                          ------------     ------------
    Net cash used in continuing operations operating activities               (153,296)      (1,524,095)

    Income (loss) on discontinued operations                                   174,117          (57,062)
    Changes in assets and liabilities from discontinued operations           1,853,358       (1,570,353)
                                                                          ------------     ------------
  Net cash flows provided by (used in) discontinued operations               2,027,475       (1,627,415)
                                                                          ------------     ------------

  Net cash provided by (used in) operating activities                        1,874,179       (3,151,510)

Cash flows from investing activities
  Purchases of property and equipment                                          (14,759)         (82,420)
                                                                          ------------     ------------

 Net cash flows used in investing activities                                   (14,759)         (82,420)

Cash flows from financing activities
 Net borrowings (payments) under revolving credit facility                  (2,505,781)       2,748,825
 Decrease in restricted cash                                                   500,000               --
 Distributions to minority interests                                          (122,000)              --
 Net proceeds (payments) under notes payable                                    (8,375)         297,500
 Proceeds from issuance of common shares                                            --          220,000
 Net change in convertible debt                                                195,686               --
                                                                          ------------     ------------
 Net cash flows (used in) provided by financing activities                  (1,940,470)       3,266,325
                                                                          ------------     ------------

 Net (decrease) increase in cash and cash equivalents                          (81,050)          32,395

Cash and cash equivalents, beginning of period                                 390,079          276,701
                                                                          ------------     ------------

Cash and cash equivalents, end of period                                  $    309,029     $    309,096
                                                                          ============     ============
Supplemental disclosures of cash flow information
 Interest paid                                                            $     43,361     $         --
                                                                          ============     ============
 Taxes paid                                                               $         --     $      1,600
                                                                          ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 PCS Research Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2003 and 2002
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of PCS Research Technology, Inc. and subsidiaries (the "Company"), formerly known as DirectPlacement, Inc. ("DPI"), have been prepared pursuant to accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 2002 filed on Form 10-KSB.

The consolidated financial statements include the accounts of the Company, its wholly-owned broker-dealer subsidiaries, DP Securities, Inc. ("DPS"), PCS Securities, Inc. ("PCS") and its majority-owned joint venture, DPBT, LLC ("DPBT"). All material inter-company accounts and transactions have been eliminated in consolidation.

As discussed more fully in Note B - Discontinued Operations, the Company is in the process of shutting down its PCS Securities subsidiary. Accordingly, all revenue and expense activity and related balance sheet accounts of PCS Securities for the periods presented have been reclassified and are presented as discontinued operations.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented have been included. The Company's quarterly results presented herein are not necessarily indicative of results for a full year.

Going Concern and Liquidity
---------------------------

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting. As more fully discussed in Company's audited financial statements contained in Form 10-KSB, the Company's December 31, 2002 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability, negative working capital and the loss of future revenue associated with the decision to close its PCS subsidiary during the first half of 2003.

In conjunction with the decision to close the PCS business unit, the Company and its management recommitted to pursuing its long-term objective of becoming a leading single source of independent research to the institutional community. The Company and its management believe that the independent institutional research market is a viable area in which the Company can compete. However, no assurances can be provided that the Company will be successful.

Whereas management believes its anticipated cash flow from operations could be adequate to fund operations for the next fiscal year, there can be no assurance, however, that the Company will not require additional financing prior to or after such time. Furthermore, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans.

Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.

Use of Estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from those estimates.

Revenue Recognition
-------------------

Data services revenue represents revenue from providing individual custom reports or reports on a monthly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that have been received but not yet earned.

Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participates as an underwriter or agent. The fees are recorded when the underwriting is completed and the income is reasonably determinable. Referral fees related to placement transactions are expensed when the revenue is recognized. Commissions from security transactions are recorded on a settlement date basis, generally the third business day following the transaction date, which is not materially different than on a trade date basis.

Loss Per Share
--------------

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Stock-Based Compensation
------------------------

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, following is pro forma net loss per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee and director arrangements.

The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note.

Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The adoption of SFAS No. 148 did not have a material impact to these consolidated financial statements.

As of May 15, 2001, the Board of Directors of the Company adopted the 2001 Stock Plan (the "2001 Plan"), which was approved by the Company's shareholders in November 2001. The 2001 Plan provides for accelerated vesting provisions in the event of a change in control and other events, as defined. As of March 31, 2003, 2,368,124 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

During the first quarter of 2003, the Company issued 100,000 stock options to purchase the Company's common stock to employees at exercise prices equal to the market value of the Company's stock at the grant date ranging from $0.08 - $0.10 per share. The options have a term of ten years and vest over 3 years.

In addition, in the first quarter of 2003, the Company issued 200,000 stock options to purchase the Company's common stock in exchange for services rendered. Fifty (50) percent of options vested at the date of the grant and the remaining fifty (50) percent vest on the first anniversary of the date of grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $16,000 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at price of $0.08 per share and have a term of 10 years.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in the quarter ended March 31, 2003: dividend yield of zero percent, risk-free interest rates ranging from 2.90% to 3.50%, expected life of five years, and expected volatility of 116%. For grants in fiscal 2002, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 4.30% to 4.34%, expected lives of five years, and expected volatility of 122%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the quarters ended March 31, 2003 and 2002 would have been as follows:

                                                2003              2002
                                            ------------      ------------
Net Loss
 As reported                                $   (787,232)     $ (1,855,086)
 SFAS No. 123 effect                            (553,926)         (524,499)
                                            ------------      ------------
 Pro forma net loss                         $ (1,341,158)     $ (2,379,585)
                                            ------------      ------------
Loss per share
 As reported                                $      (0.03)     $      (0.08)
                                            ============      ============

 Pro forma                                  $      (0.06)     $      (0.10)
                                            ============      ============
Basic and diluted weighted
 average common shares outstanding            24,523,769        22,861,483
                                            ============      ============

Segment Information
-------------------

The Company complies with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

During 2002, the Company had two primary business units comprised of (1) the soft dollar brokerage unit and (2) the data services unit. Both business units were involved in the marketing and distribution of research products to institutional investors. In addition, the soft dollar broker unit provided for collection of amounts owed from customers through the receipt of commission revenues related to customer's securities trading activity. As discussed in Note B - Discontinued Operations, the Company's PCS Securities subsidiary that was conducting business as a soft dollar broker has been closed effective April 30, 2003, and its activities have been accounted for as discontinued operations in the consolidated financial statements presented herein. Accordingly, the Company is no longer operating the soft dollar brokerage unit, and separate segment information is not being presented.

New Accounting Pronouncements
-----------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for activities initiated after December 31, 2002. Activities include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has adopted the provisions of SFAS No. 146. See Note B.

The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements with no additional disclosure required.

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" - an interpretation of Accounting Research Bulletin ("ARB") No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material impact upon the Company's consolidated financial statements.

Reclassifications
-----------------

Certain amounts from the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE B - DISCONTINUED OPERATIONS

Shut down of PCS Securities Subsidiary and Asset Transfer
---------------------------------------------------------

In January 2003, the Board of Directors of the Company decided to wind down the activities of PCS, and to close this subsidiary during the first half of 2003. In connection with the decision to close the PCS subsidiary, the Company entered into an agreement with the two former owners of PCS pursuant to which the Company agreed to transfer ownership of two intangible assets, the name "PCS" and trademarks related to such name (the "Trademarks") as well as a list of PCS customers to the former owners of PCS (or their designee) in exchange for consideration including cash, the relief of certain liabilities and the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. Pursuant to the agreement, each of the former owners of PCS agreed to terminate their rights under employment and/or consulting agreements between them and the Company. Furthermore, the former owners of PCS agreed to pay to the Company an aggregate of $250,000 over a period two years assuming that certain conditions are satisfied, to repay the Company's revolving line of credit with Bear Stearns by June 30, 2003 in the event that there is an outstanding balance as of such date and to repay or assume all customer credit balances existing as of June 30, 2003.

In connection with this agreement, the Company granted a non-exclusive two year license to use the Company's InterLeads software to the former owners of PCS and agreed to use a new soft dollar brokerage firm to be formed by the former owners of PCS as the Company's preferred brokerage firm for soft dollar transactions.

Furthermore, the parties agreed that the Company would transfer the remaining $500,000 restricted cash balance to pay down the outstanding credit facility balance, and that all commissions generated by the PCS subsidiary subsequent to January 1, 2003 that clear through Bear Stearns, would be automatically applied against the outstanding balance of the credit facility.

As a result of the transfer of the restricted cash balance, commissions collected by the Company during the quarter and funds paid directly to Bear Stearns by the former owners from commissions generated by a new soft dollar brokerage firm controlled by these individuals, all of which was applied against the credit line balance, the outstanding credit line balance was reduced to $386,194 at March 31, 2003. As of March 31, 2003, PCS was not in compliance with minimum net capital requirements required by the National Association of Securities Dealers (NASD). Based on commissions collected in April 2003, the credit line balance was paid in full as of April 30, 2003. As a result, the Company plans to accelerate the closing of the PCS subsidiary, and has filed with the NASD to withdraw the PCS broker-dealer license.

Results of Discontinued Operations
----------------------------------

Based on the Board of Directors' decision to shut down the PCS subsidiary in January 2003 together with the execution of the asset transfer agreement and the full repayment of the line of credit in connection with such agreement, the Company has accounted for the activities of the subsidiary as discontinued operations in the current quarter and all periods presented. Revenues and expenses from PCS Securities for the three months ended March 31, 2003 and 2002 are summarized below:

                                                         (Unaudited)
                                                     2003            2002
                                                 ------------    ------------
Revenues
  Commission and other fees                      $  1,115,462    $  3,534,178

Expenses
  Independent research expense                        775,817       2,311,263
  Execution and clearing costs                        146,855         674,653
  Amortization of identifiable intangibles                 --         539,574
  General and administrative expense                      420          65,750
                                                 ------------    ------------
    Total expenses                                    923,092       3,591,240

    Income (loss) from discontinued operations   $    192,370    $    (57,062)
                                                 ============    ============

Commissions from independent research and directed brokerage arrangements ("soft dollar") began with the merger with PCS effective December 21, 2001 and are recorded as revenue when earned. Costs paid to third party research providers for research reports and analysis made available to customers is charged to expense over the term of soft dollar arrangements (generally one year or less).

An entity owned by one of the former owners of PCS (and former director of the Company) provided research products to PCS under a guaranteed contract. The research products are then marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder is required to provide the Company's subsidiary with a guaranteed volume of its research per year or may be subject to penalty, as defined.

The contract was terminated in December 2002. For the three months ended March 31, 2003 and 2002, $0 and $1,586,000 was paid to this entity for research products purchased.

The former owner of PCS provided services under a consulting agreement to increase the Company's customer base. The consulting agreement was for a five-year term (beginning January 1, 2002), and required the payment of a monthly base fee of $95,833 ($1,150,000 annually). In addition, the consulting agreement provided for incentive fees payable to the former owner of PCS when certain specified revenue and targets are met. For the three months ended March 31, 2003 and 2002, the Company recorded an aggregate of $0 and $287,500, respectively, in consulting and incentive fees expense under this agreement. As discussed above, the consulting agreement was terminated in January 2003.

Rent expense of $0 and $6,400 was paid during the three months ended March 31, 2003 and 2002, respectively, on a property co-owned by the former owners of PCS (who were also former directors of the Company).

Loss on Transfer of Assets
--------------------------

In connection with the Company's agreement to transfer the PCS trademark and customer list intangibles to the former owners of PCS, in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individuals, the Company recorded a loss on the transfer of $18,253. The components of the loss are summarized below:

Consideration To Be Received:
Cash                                                    (A)     $      250,000
Credit line repayment                                   (B)          1,076,556
Accrued liabilities relieved:
   Accrued compensation  payable to related parties     (C)          1,271,281
   Accrued research services - net                      (D)            398,723
Surrender and cancellation of common stock              (E)            721,000
Other                                                   (F)            391,889
                                                                --------------
                                                                     4,109,449

Carrying amount of intangibles transferred              (G)         (4,127,702)
                                                                --------------

Net loss                                                        $      (18,253)
                                                                ==============

     (A) Represents a $250,000 receivable from the former owners of PCS over 2 years pursuant to the asset transfer agreement (125,000 of which is classified as current assets), subject to certain conditions as defined in the agreement.
     (B) Represents funds paid directly to Lender from the soft dollar brokerage firm that is controlled by the former owners.
     (C) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS.
     (D) Net customer credit balances of PCS subsidiary assumed by former owners of PCS.
     (E) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (F) Additional net assets to be realized in connection with transaction.
     (G) Carrying amount of PCS trademark and customer list intangibles at date of transaction.


Net Assets and Liabilities of Discontinued Operations
-----------------------------------------------------

At March 31, 2003 and December 31, 2002, the net assets and liabilities of the discontinued operations were as follows:

                                                             (Unaudited)
                                                               March 31,     December 31,
                                                                 2003            2002
                                                             ------------    ------------
Assets of discontinued operations-current portion
  Cash                                                                 --          58,481
  Commissions and other receivables                                    --         305,362
  Deferred research/service costs                                 387,014       1,731,202
                                                             ------------    ------------
    Total current assets                                          387,014       2,095,045

Assets of discontinued operations- noncurrent
  Identifiable intangibles                                             --       4,127,702

Liabilities of discontinued operations-current portion
  Accounts payable                                                     --          (6,647)
  Accrued research services                                                    (1,733,446)
                                                             ------------    ------------
    Total liabilities                                                  --      (1,740,093)

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             (Unaudited)
                                                               March 31,      December 31,
                                                                 2003            2002
                                                             ------------    ------------

Computer equipment and software                              $  1,278,260    $  1,263,498
Furniture and fixtures                                             37,797          37,797
Office equipment                                                   81,590          81,590
                                                             ------------    ------------
                                                                1,397,647       1,382,885
Less accumulated depreciation                                    (729,548)       (657,968)
                                                             ------------    ------------
                                                             $    668,099    $    724,917
                                                             ============    ============

NOTE D - INTANGIBLE ASSETS

Identifiable intangibles consist of the following:

                                                             (Unaudited)
                                                              March 31,      December 31,
                                                                 2003            2002
                                                             ------------    ------------
Trademark                                                    $         --    $    841,736
Customer lists                                                         --       3,763,809
                                                             ------------    ------------
                                                                       --       4,605,545
Less accumulated amortization                                          --        (477,843)
                                                             ------------    ------------
                                                             $         --    $  4,127,702
                                                             ============    ============


Identifiable intangibles shown above at December 31, 2002 represent the balance of intangible assets acquired as part of the merger with PCS Securities in the fourth quarter of 2001, net of impairment write downs recorded in 2002. In connection with the asset transfer transaction with the former owners of PCS, the intangible assets were written off during the first quarter 2003 (See Note
B).

NOTE E - REVOLVING CREDIT FACILITY

The Company has obtained a $3,000,000 revolving credit facility from Bear Stearns, a U.S. brokerage firm (the "Lender"). At December 31, 2002, borrowings outstanding under this revolving credit facility totaled $2,891,975. At that date, the credit facility was secured by $500,000 in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two formers owners of PCS Securities.

In connection with the Company's decision to close its PCS Securities subsidiary during 2003 and the agreement reached with the former owners of PCS Securities pursuant to which the Company agreed not to draw any additional funds from the credit facility subsequent to January 1, 2003, the parties agreed that the Company would transfer the remaining $500,000 restricted cash deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through the Lender will be applied against the outstanding balance of the credit facility.

During the first quarter of 2003, after applying the $500,000 restricted cash deposit, commissions generated by the Company during the quarter, and funds paid by the former owners of PCS (including commissions generated by their new soft brokerage firm), the line of credit balance was reduced to $386,194 at March 31, 2003. As of April 30, 2003, the line of credit balance was paid in full and the credit facility was cancelled.

NOTE F- CONVERTIBLE DEBT

On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until they were paid in full or converted into shares of the Company's common stock.

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

At December 31, 2002, debentures with an aggregate principal balance of $1,384,314, were carried net of unamortized discounts of $417,189 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and the warrants.

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain or loss was recognized. At March 31, 2003, the restructured convertible debt principal totaled $1,571,625 of which $316,817 is classified as the current portion.

Following is a summary of primary terms of the restructured agreements:

$1,250,000 Original Principal Amount Note
-----------------------------------------

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

The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

$350,000 Original Principal Amount Note
---------------------------------------

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

NOTE G - STOCKHOLDERS' DEFICIT

During the quarter ended March 31, 2003, an aggregate of 10.3 million shares of common stock was returned to the Company and cancelled. See Note B.

NOTE H - LOSS PER SHARE

Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 2,368,124, 663,906, 10,790,626 and 7,858,125, respectively, at March 31, 2003 have not been included in the calculation of loss per share since their inclusion would be anti-dilutive.

NOTE I - SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as payment of bonus earned in 2001 totaling $169,000.

In February 2003, 10,300,000 shares of the Company's common stock were cancelled in connection with an agreement between the Company and the two former owners of PCS Securities. See Note B.

NOTE J - RELATED PARTY TRANSACTIONS

Loans and Advances
------------------

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender, which was due and payable on January 31, 2003 and bears interest at 12 % per annum. In January 2003, the Company received an extension of the due date to July 1, 2003. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003 and October 31, 2003, respectively. In May 2003, the Company received a verbal committment to extend the maturity date of the note originally scheduled to mature on May 14, 2003, to July 16, 2003. At March 31, 2003, the aggregate outstanding balance of these notes was $187,500. During the three months ended March 31, 2003 the Company recorded interest expense in connection with these notes totaling $5,625, and as of March 31, 2003 total interest payable in connection with these loans was $9,385.

Consulting Services
-------------------

During the quarter ended March 31, 2003, the Company recorded $45,729 in consulting expense to a corporation controlled by a party related to an officer/stockholder of the Company.


NOTE K - SUBSEQUENT EVENTS

Common Stock
------------

In April 2003, an aggregate of 293,750 shares of common stock were returned to the Company and cancelled in connection with a litigation settlement agreement with two shareholders.

In April 2003, an aggregate of 5,688,750 shares of common stock were issued to two officers of the Company and an entity controlled by one of the officers in connection with the exercise of 5,765,626 performance warrants.

Notes Payable
-------------

In May 2003, the Company received a verbal committment to extend the maturity date of the $300,000 note payable to July 16, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of March 31, 2003 and December 31, 2002.

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

GENERAL OVERVIEW

         PCS Research Technology, Inc., formerly DirectPlacement, Inc. ("DPI"), based in San Diego, California and incorporated in Delaware in 1999, is a financial technology company. We operate our business activities through the parent entity, PCS Research Technology, Inc. (the "PCS Research", "we", or the "Company") and through our two wholly owned subsidiaries, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California, and PCS Securities, Inc. ("PCS Securities" or "PCS"), a broker-dealer incorporated in the State of Washington. We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become a leading single-source provider, developer, and marketer of independent research for the institutional investment community.

         In the fourth quarter of 2001, the Company began offering trading services for institutional investors through DPS, as a result of its acquisition of certain assets of PCH Securities, Inc. ("PCH"). Also in the fourth quarter of 2001, the Company began offering soft-dollar brokerage services through PCS, as a result of its merger with PCS Securities, Inc.

         In the second and third quarter of 2002, the Company closed the institutional trading desk operations of DPS. In January 2003, the Company announced plans to close PCS. Based on this restructuring, the Company's business strategy and activities are now focused primarily on developing, marketing and distributing independent research products and services.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

         On an on-going basis, we evaluate our estimates, including those related to credit risk on receivables, recoverability of long lived assets, identified intangibles, goodwill and the valuation of deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
-------------------

         Revenue from research product subscriptions is recognized ratably over the contractual period and revenue from custom research/analytical reports is recognized when the report is provided to the customer. Amounts received related to future subscription periods are reflected on our consolidated balance sheets at March 31, 2003 and December 31, 2002 as deferred revenue.

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

         Commissions from independent research and directed brokerage arrangements ("soft dollar") are recorded as revenue when earned. Such amounts as of March 31, 2003 and 2002 are included in the Income (loss) on Discontinued Operations in the Consolidated Statement of Operations. Deferred research /service costs and accrued research/ services relating to these arrangements are accounted for on a customer-by-customer basis, and are included in Assets of Discontinued Operations in the consolidated balance sheets at March 31, 2003 and December 31, 2002. See Note B - Discontinued Operations.

Identifiable Intangible Assets and Goodwill
-------------------------------------------

         Identifiable intangible assets and goodwill have been recorded and accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

         In accordance with SFAS No. 142, we amortize identifiable intangible assets over their estimated useful lives. At each balance sheet date, or earlier if required, we evaluate the carrying amount of each intangible asset for impairment. In accordance with SFAS No. 142, we do not amortize goodwill, but instead perform an annual evaluation for impairment.

         As of December 31, 2002, the unamortized amount of certain identifiable intangible assets, and the entire amount of goodwill previously capitalized in connection with the PCH asset acquisition and the PCS merger in 2001, in the aggregate amount of $17,996,957, were evaluated for impairment and written off. As of March 31, 2003 the remaining identifiable intangible asset balance of $4,127,702, previously capitalized in connection with the PCS merger, was written off in connection with closing of PCS. See Note B - Discontinued Operations.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

         Based on the closing of our PCS Securities subsidiary, the consolidated statement of operations presented for the three months ended March 31, 2003 and 2002 has been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations for both periods presented have been excluded from the results from continuing operations presented herein, and, instead, are reflected in the results from discontinued operations.

LOSS FROM CONTINUING OPERATIONS

Revenues
--------

         Total revenues for the three months ended March 31, 2003 increased by 29% to $376,457 compared to $291,549 for the same period in 2002. This increase is due primarily to increases in data services revenue and interest and other income in 2003. For the 2003 period, data services revenue increased by 63% to $333,525 from $205,130 in 2002. The increase in data services revenues in 2003 was due primarily to an increased number of research products being marketed and to increased sales and marketing efforts in the current period.

         Partially offsetting these increases in the first quarter of 2003 were decreases in placement fee revenue, commissions and other income and interest and other income. During the first quarter of 2002, placement fee and commission/other income totaled $81,257, and resulted from institutional trading and investment banking operations of DPS. As a result of the closing of its trading desk operations and discontinuing its investment banking activities during the third quarter of 2002, there were no similar revenues during the first quarter of 2003. Offsetting this decrease were fees related to DPBT, LLC consulting activity in 2003 of $42,000.

Operating Expenses
------------------

         Total operating expenses for the three months ended March 31, 2003 decreased by 44% to $869,559 compared to $1,541,869 for the same period in 2002. The decrease in 2003 operating expenses is due primarily to the following changes:

Compensation and Benefits
-------------------------

         Compensation and benefits decreased by 44% in 2003 to $412,573 compared to $739,725 in 2003. This decrease resulted primarily from the exclusion of $287,500 of salaries and wages related to the employment agreement with one of the former owners of PCS. In connection with the closing of PCS, and the agreement reached between the Company and the former owners of PCS related to the sale of certain PCS assets, the employment agreement was terminated, and accordingly, there were no similar expenses incurred during the 2003 period. Also contributing to the decrease in compensation expense were bonus expenses in 2002 which totaled $47,324. No similar expenses were incurred during the 2003 period.

General and Administrative
--------------------------

         General and administrative expenses decreased by 58% to $287,799 in the first quarter of 2003 compared to $677,689 in 2002. This decrease is due primarily to the inclusion of $287,500 of expenses in the 2002 period related to the consulting agreement with one of the former owners of PCS. In connection with the closing of PCS and the agreement reached between the Company and the former owners of PCS related to the sale of certain PCS assets, the consulting agreement was terminated, and accordingly, there were no similar expenses incurred during the 2003 period. Also contributing to the decreased expenses during the first quarter of 2003 were decreased professional fees related to legal, accounting and public relations. Legal and accounting fees decreased by 35% to $110,000 in 2003 from $169,000 in 2002, due primarily to the inclusion in the 2002 amount of fees related to PCS merger in December 2001. Public relations expenses in the first quarter of 2002 totaled $30,326. There were no similar expenses incurred in the first quarter of 2003.

Depreciation and Amortization
-----------------------------

         Depreciation and Amortization expense decreased by 9.5% to $71,579 in 2003 from $79,091 in 2002. This decrease resulted primarily from the inclusion in the 2002 amount of $17,512 related to the amortization of identifiable intangible assets acquired in the fourth quarter of 2001. Based on the write-off of these assets in connection with the closing of the DPS trading desk during the third quarter of 2002, there were no similar amortization expenses incurred in 2003. Partially offsetting this decrease, were minor increases in depreciation during the 2003 period associated with the Company's other fixed assets.

Product Research Expenses
-------------------------

         Product research expenses represent costs associated with generating data services revenues. In the first quarter of 2003, such costs increased by 58% to $59,870 in 2003 compared to $37,793 in 2002 as a result of higher data services revenues in 2003.

Minority Interest Expense
-------------------------

         Minority interest expense was $37,738 during the first quarter of 2003, and represents the income attributable to minority member's interest in DPBT, LLC, a joint venture formed between the Company and Btech Investor, Inc. Through the joint venture, DPBT, LLC developed and introduced BiotechTracker, a proprietary web-based research service, which is currently marketed by the Company, focused on research, analysis and valuation of the drug development pipelines of biotechnology and pharmaceutical companies. As the joint venture was formed during the third quarter of 2002, there were no similar charges in the 2003 period.

Clearing and Execution Costs
----------------------------

         Clearing and execution costs incurred in the first quarter of 2002 were $7,571 and represent fees charged by clearing brokers in connection with DPS institutional trading activities. There were no similar expenses incurred in 2003 due to the closing of the trading desk during the third quarter of 2002.

Interest Expense
----------------

         Interest expense in the first quarter of 2003 totaled $468,247, and includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001. Also included in the 2003 amount are net interest charges totaling $51,058. The 2003 interest total decreased by 15% from $547,704 in 2002. This decrease was primarily due to a net decrease in 2003 of $37,159 from debt discount amortization, a decrease of $14,929 in interest from the Bear Stearns credit facility resulting primarily from lower average balances outstanding during the 2003 period and from a credit of $24,598 related to previously accrued liquidated damages.

Loss From Continuing Operations
-------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 47% to $961,349 in the three months ended March 31, 2003 from $1,798,024 in the same period a year ago.

Income (Loss) from Discontinued Operations
------------------------------------------

         Operating income (loss) from discontinued operations represents the net revenue and expense activity from PCS and includes the following:

                                                   Three Months Ended March 31,
                                                      2003             2002
                                                  ------------     ------------

Revenues
  Commission and other fees                       $  1,115,462     $  3,534,178

Expenses
  Independent research expense                         775,817        2,311,263
  Execution and clearing costs                         146,855          674,653
  Amortization of identifiable intangibles                  --          539,574
  General and administrative expense                       420           65,750
                                                  ------------     ------------
    Total expenses                                     923,092        3,591,240

    Income (loss) from discontinued operations    $    192,370     $    (57,062)
                                                  ============     ============


Commission and Other Fees
-------------------------

         Commission and other fees decreased by 68% to $1,115,462 in 2003 compared to $3,534,178 in 2002 as a result of the Company's decision to wind down the activities, and ultimately close PCS. Based on this decision, PCS did not write any new business during the first quarter of 2003, and as such, revenues during the quarter were limited to the recognition of deferred revenue related to research subscriptions sold in 2002.

Independent Research Expense
----------------------------

         Independent research expense decreased by 66% to $775,817 in 2003 from $2,311,263 in 2002. This was also due to the Company's decision to wind down the activities, and ultimately close PCS, and the resulting lower commission and other fee revenues.

Execution and Clearing Costs
----------------------------

         Execution and clearing costs decreased by 78% to $146,855 compared to $674,653 in 2002. This decrease is primarily due to reduced commission levels resulting from the wind down of the PCS business.

Amortization of Identifiable Intangibles
----------------------------------------

         During the first quarter of 2002, $539,574 was charged as amortization expense in connection with identifiable intangible assets recorded as part of the merger with PCS completed in the fourth quarter of 2001. During 2003, no similar expenses were recorded since these assets were held for sale subject to the asset transfer agreement.

General and Administrative
--------------------------

         General and administrative expenses decreased by 99% to $420 from $65,750 in 2002 as a result of pending closing of PCS.

         Loss from discontinued operations represents the net asset and liability activity recorded at March 31, 2003 in connection with the closing of PCS and the related agreement between the Company and former owners of PCS. There was no similar activity in 2002.

Loss on Transfer of Assets of Discontinued Operations
-----------------------------------------------------

         In connection with the Company's agreement to transfer the PCS trademark and customer list intangibles to the former owners of PCS, in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individuals, the Company recorded a loss on the transfer of $18,253 in the first quarter of 2003. No similar activity occurred in 2002. The components of the loss are summarized below:

Consideration To Be Received:
Cash                                                         (A)   $    250,000
Credit line repayment                                        (B)      1,076,556
Accrued liabilities relieved:
   Accrued compensation  payable to related parties          (C)      1,271,281
   Accrued research services - net                           (D)        398,723
Surrender and cancellation of common stock                   (E)        721,000
Other                                                        (F)        391,889
                                                                   ------------
                                                                      4,109,449

Carrying amount of intangibles transferred                   (G)     (4,127,702)
                                                                   ------------

Net loss                                                           $    (18,253)
                                                                   ============

     (A) Represents a $250,000 receivable from the former owners of PCS over 2 years pursuant to the asset transfer agreement (125,000 of which is classified as current assets), subject to certain conditions as defined in the agreement.
     (B) Represents funds paid directly to Lender from soft dollar brokerage firm controlled by the former owners.
     (C) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS.
     (D) Net customer credit balances of PCS subsidiary assumed by former owners of PCS.
     (E) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (F) Additional net assets to be realized in connection with transaction.
     (G) Carrying amount of PCS trademark and customer list intangibles at date of transaction.

Net Loss
--------

         As a result of the revenue and expense items mentioned above, the Company's net loss decreased 58% to $787,232 in the three months ended March 31, 2003 from $1,855,086 in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The accompanying consolidated financial statements have been prepared using the going concern basis of accounting. As more fully discussed in Company's audited financial statements contained in Form 10-KSB, the Company's December 31, 2002 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability, negative working capital and the loss of future revenue associated with the decision to close its PCS subsidiary during the first half of 2003.

         In conjunction with the decision to close the PCS business unit, the Company and its management recommitted to pursuing its long-term objective of becoming a leading single source of independent research to the institutional community. The Company and its management believe that the independent institutional research market is a viable area in which the Company can compete. However, no assurances can be provided that the Company will be successful.

         At March 31, 2003, the Company had $309,029 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Whereas management believes its anticipated cash flow from operations could be adequate to fund operations for the next fiscal year, there can be no assurance, however, that the Company will not require additional financing prior to or after such time. Furthermore, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Operating Activities
--------------------

         Cash provided by operating activities increased to $1,874,179 during the three months ended March 31, 2003 compared to cash used in operating activities of $3,151,510 during the three months ended March 31, 2002.

         This increase is primarily attributable to changes in asset and liabilities from discontinued operations of $3,423,711, a decrease in the net loss from continuing operations in 2003 of $836,675, an increase in deferred revenue of $537,902 in 2003, an increase in income from discontinued operations of $231,179 and an incease in accounts payable and accrued liabilities of $208,567. Partially offsetting these was an increase in prepaid research costs of $279,916 in 2003.

Investing Activities
--------------------

         Cash used by investing activities decreased to $14,759 during the three months ended March 31, 2003 compared $82,420 during the three month ended March 31, 2002. This decrease resulted primarily from fewer purchases of property and equipment during 2003.

Financing Activities
--------------------

         Cash used in financing activities increased to $1,940,470 during the three months ended March 31, 2003 compared to cash provided by financing activities of $3,266,325 during the three months ended March 31, 2002. The increase in cash used during the 2003 period is primarily due to activity during the respective periods on the Company's credit facility with Bear Stearns. In the 2003 period, the credit line was paid down by $2,505,781, whereas during the 2002 period, the credit line balance was increased by $2,748,825. Partially offsetting this was a transfer of the $500,000 restricted cash balance that had been held by Bear Stearns as cash collateral.

Financing
---------

Credit Facility
---------------

         In December 2001, the Company obtained a $3,000,000 working capital credit facility from Bear Stearns in connection with the merger with PCS. The credit facility was originally secured by $1.5 million in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two formers owners of PCS Securities. In July 2002, the Lender released $1.0 of the cash collateral in connection with discussions between the parties to restructure the credit facility. The primary focus on these discussions was to increase the maximum amount available under the credit facility, and to release all, or a portion of the security deposit and guarantees contained in the original agreements. These discussions were terminated December 2002, when it became clear that acceptable terms could not be reached. As of December 31, 2002 the outstanding balance owed on the credit facility was $2,891,975.

         In connection with the Company's decision to close PCS during 2003 and the agreement reached with the former owners of PCS Securities pursuant to which the Company agreed not to draw any additional funds from the Bear Stearns credit facility. Furthermore, the parties agreed that the Company would transfer the remaining $500,000 security deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through Bear Stearns will be applied against the outstanding balance of the credit facility. As a result of the security deposit balance transfer in February 2003, and commissions applied subsequent to January 1, 2003, the outstanding balance of the credit facility at March 31, 2003 was $386,194. As of April 30, 2003 the credit facility balance was paid in full, and the credit facility and related promissory note were cancelled.

Convertible Debt
----------------

         On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until they were paid in full or converted into shares of the Company's common stock.

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

         At December 31, 2002, debentures with an aggregate principal balance of $1,384,314, were carried net of unamortized discounts of $417,189 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and the warrants.

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain or loss was recognized. At March 31, 2003, the restructured convertible debt principal totaled $1,571,625 of which $316,817 is classified as the current portion.

         Following is a summary of primary terms of the restructured agreements:

$1,250,000 Original Principal Amount Note
-----------------------------------------

         The original debenture was amended pursuant to which the principal balance was changed to $1,425,000. The amended principal balance includes the original principal amount plus accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The remaining balance of accrued interest at February 28, 2003, totaling $26,736, was paid by the Company and $125,000 of accrued liquidated damages were waived by the debenture holder. The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. The Company made a scheduled payment of $25,000 in March 2003, resulting in the application of $8,375 against the principal balance of the note. As of March 31, 2003 the outstanding principal balance was $1,416,625, of which $316,817 was a current liability and $1,099,808 was a long-term liability.

$350,000 Original Principal Amount Note
---------------------------------------

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

         In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of March 31, 2003 the outstanding principal balance was $155,000, all of which was reflected as a long-term liability.

Promissory Notes
----------------

         On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears in interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received and extension of the maturity date of the note to May 15, 2003. In May 2003, the Company received a verbal committment to further extend the maturity date of the note to July 16, 2003.

         On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with such loan, the Company issued notes to lender which are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and July 1, 2003 respectively. In May 2003, the Company received a verbal committment to extend the maturity date of the note originally scheduled to mature on May 14, 2003, to July 16, 2003.

Net Capital Deficiency
----------------------

         As of March 31, 2003, the Company's PCS Securities subsidiary failed to meet the minimum net capital requirement of $5,000 required by the NASD. As discussed in Note B, in April 2003, the Company filed with the NASD to withdraw the PCS broker-dealer license.

New Accounting Pronouncements
-----------------------------

See accompanying notes to condensed consolidated financial statements for a description.


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

                            Part II Other Information

Item 1.  Legal Proceedings.
         -----------------

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

         Between October 2002 and March 31, 2003, defendant Witz and two other co-defendants entered into Settlement and Mutual Release Agreements with the Company. Under the terms of these agreements, the defendants agreed to return an aggregate of 293,750 shares of common stock and 1,725,000 performance warrants to the Company. In addition, the agreement with Witz provided that the Company would grant Witz a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation as a result of default judgments being entered and enforced against the other defendants in connection with this action, up to a maximum of 250,000 shares. The exercise price of such warrants will equal the average closing market price for the Company's common stock during the ten days prior to the date of the warrant issue.

         Other defendants in the case, representing a total of 1,323,750 shares of common stock and 3,971,250 performance warrants, have yet to file a response to the Company's complaint. The Company intends to pursue default judgments and seek the return of all shares and performance warrants from the remaining defendants.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Default Upon Senior Securities
         ------------------------------

         On December 17, 2001, the Company issued convertible debentures with an aggregate principal amount of $1,600,000. The debentures bore interest at a rate of 10% per annum which interest was due and payable on the last day of each calendar quarter beginning March 31, 2002 until the debentures were paid in full or converted into shares of the Company's common stock. The maturity date of the debentures was December 17, 2003.

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

         As described in Note F - Convertible Debt to the condensed consolidated financial statements and in Part I - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, the debentures were restructured effective February 28, 2003, and accordingly, the Company is no longer in default.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None

Item 5.  Other Information.
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------

         10.1 Amended convertible debenture agreement dated February 28, 2003 with GCA Strategic Investment Fund Limited
         10.2 Amended warrant agreement dated February 28, 2003 with GCA Strategic Investment Fund Limited
         10.3 Amended convertible debenture agreement dated February 28, 2003 with Global Capital Funding Group, LP
         10.4 Amended warrant agreement dated February 28, 2003 with Global Capital Funding Group, LP
         10.5 Security agreement dated February 28, 2003 with Global Capital Funding Group, LP
         99.1  Certifications pursuant to Sarbanes-Oxley Act of 2002.


    (b)  Reports on Form 8-K
         -------------------

         Current Report on Form 8-K filed with the Commission on January 10, 2003 with respect to Items 5 and 7.

         Current Report on Form 8-K filed with the Commission on February 7, 2003 with respect to Items 5 and 7.

         Current Report on Form 8-K filed with the Commission on March 11, 2003 with respect to Items 5.

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

DATE: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ MICHAEL H. LORBER
-------------------------------------
Michael H. Lorber
Chief Financial Officer