Form 10QSB
period 2003-06-30
PCS RESEARCH TECHNOLOGY  INC
filed 2003-08-14
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2003
--------------------------------------------------------------------------------

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

                                 Yes [X] No [ ]



As of August 13, 2003, there were 23,395,436 shares of common stock issued and outstanding.

                          PCS Research Technology, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2003


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION   (UNAUDITED)

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .....................................   3

          Consolidated Statements of Operations ...........................   4

          Consolidated Statements of Cash Flows ...........................   5

          Notes to Consolidated Financial Statements ......................   6


ITEM 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations ..............  18

ITEM 3.   Controls and Procedures .........................................  27

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings ...............................................  27

ITEM 2.   Changes in Securities and Use of Proceeds .......................  28

ITEM 3.   Defaults Upon Senior Securities .................................  28

ITEM 4.   Submission of Matters to a Vote of Security Holders .............  28

ITEM 5.   Other Information ...............................................  28

ITEM 6.   Exhibits and Reports on Form 8-K ................................  28

                          Part I Financial Information

Item 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 2003    December 31,
                                                                  (Unaudited)         2002
                                                                 -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                      $      97,088    $     390,079
  Restricted cash                                                           --          500,000
  Commissions and other receivables                                    125,556           44,636
  Receivable from related parties                                      125,000               --
  Prepaid research                                                     324,447               --
  Other current assets                                                  24,053           50,097
  Assets of discontinued operations, current portion                        --        2,095,044
                                                                 -------------    -------------
                                                                       696,144        3,079,856

  Property and equipment, net                                          602,755          724,917
  Assets of discontinued operations - identifiable intangibles              --        4,127,702
  Receivable from related parties - long term portion                  125,000               --
  Other assets                                                           3,300           48,302
                                                                 -------------    -------------
      Total assets                                               $   1,427,199    $   7,980,777
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $     441,995    $     533,652
  Accrued liabilities payable to related parties                            --        1,271,281
  Revolving credit facility                                                 --        2,891,975
  Current portion of convertible debt, net                             403,914          967,125
  Notes payable                                                        300,000          300,000
  Notes payable - related parties                                      187,500          187,500
  Deferred revenue and prepaid subscriptions                           910,169          194,892
  Liabilities of discontinued operations                                    --        1,740,093
                                                                 -------------    -------------
                                                                     2,243,578        8,086,518
LONG-TERM LIABILITIES
  Convertible debt - long term portion                               1,141,995               --
                                                                 -------------    -------------
      Total liabilities                                              3,385,573        8,086,518

  Minority owner's equity (deficit) in subsidiary                      (91,847)           2,356

STOCKHOLDERS' DEFICIT
  Preferred stock, $.0001 par value; 10,000,000 authorized
    shares; no shares outstanding                                           --               --
  Common stock; $.0001 par value, 80,000,000 authorized,
    23,813,302 issued; 23,395,436 outstanding at June 30, 2003 and 28,718,302 issued; 28,300,436 outstanding
    at December 31, 2002                                                 2,381            2,872
  Additional paid-in capital                                        28,881,355       29,630,220
  Treasury stock, 417,866 common shares at cost at
    June 30, 2003 and December 31, 2002, respectively                  (58,501)         (58,501)
  Accumulated deficit                                              (30,691,762)     (29,682,688)
                                                                 -------------    -------------

      Total stockholders' deficit                                   (1,866,527)        (108,097)
                                                                 -------------    -------------

      Total liabilities and stockholders' deficit                $   1,427,199    $   7,980,777
                                                                 =============    =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                 For the Three Months             For the Six Months
                                                                    Ended June 30,                  Ended June 30,
                                                             ----------------------------    ----------------------------

                                                                 2003            2002            2003            2002
                                                             ------------    ------------    ------------    ------------

Revenues
  Data service revenues                                      $    498,986    $    290,997    $    832,510    $    496,127
  Placement fees                                                       --         258,750              --         282,875
  Commissions and other income                                     41,700         572,632          83,700         629,764
  Interest and other                                                  317           5,679           1,250          10,842
                                                             ------------    ------------    ------------    ------------
                                                                  541,003       1,128,058         917,460       1,419,608
                                                             ------------    ------------    ------------    ------------

Expenses
  Compensation and benefits                                       361,788       1,209,121         774,361       1,964,785
  General and administrative                                      159,820         721,862         447,620       1,383,615
  Product research expenses                                       125,168          38,014         185,038          75,806
  Clearing and execution costs                                         --          15,113              --          22,684
  Depreciation and amortization                                    70,677          85,071         142,256         164,161
  Commissions and finder's fees                                        --         249,339              --         249,339
  Impairment loss related to intangibles and goodwill                  --         923,084              --         923,084
  Minority interest                                                38,059              --          75,796              --
                                                             ------------    ------------    ------------    ------------
                                                                  755,512       3,241,604       1,625,071       4,783,474
                                                             ------------    ------------    ------------    ------------

Operating Loss                                                   (214,509)     (2.113,546)       (707,611)     (3,363,866)

  Interest expense                                                 51,691         429,125         519,938         976,829

                                                             ------------    ------------    ------------    ------------
  Loss from continuing operations                                (266,200)     (2,542,671)     (1,227,549)     (4,340,695)

  Discontinued operations
     Income (loss) from discontinued operations                    44,358          (4,310)        236,728         (61,372)
     Loss on transfer of assets of discontinued operations             --              --         (18,253)             --
                                                             ------------    ------------    ------------    ------------
                                                                   44,358          (4,310)        218,475         (61,372)

  Net Loss                                                   $   (221,842)   $ (2,546,981)   $ (1,009,074)   $ (4,402,067)
                                                             ============    ============    ============    ============

  Earnings (loss) per share - basic and diluted
     Loss per share - continuing operations                         (0.01)          (0.11)          (0.05)          (0.19)
     Earnings (loss) per share - discontinued operations             0.00            0.00            0.01            0.00
                                                             ------------    ------------    ------------    ------------

     Total loss per share - basic and diluted                $      (0.01)   $      (0.11)   $      (0.04)   $      (0.19)
                                                             ============    ============    ============    ============

  Weighted average number of shares                            22,471,329      22,965,948      23,491,879      22,913,936
                                                             ============    ============    ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           For the Six Months Ended June 30,
                                                                           ---------------------------------
                                                                               2003                 2002
                                                                           ------------         ------------
Cash flows from operating activities
  Loss from continuing operations                                          $ (1,227,549)        $ (4,340,695)
  Adjustments to reconcile loss from continuing operations
    to net cash used in continuing operations operating activities:
      Depreciation and amortization                                             142,256              164,161
      Amortization of discounts on indebtedness                                 417,189              656,396
      Impairment loss related to intangibles and goodwill                            --              923,084
      Stock options issued for services rendered                                 16,000               21,875
      Minority interest in subsidiary                                            75,796                   --
  Net changes in assets and liabilities:
    Increase in commissions and other receivables                               (80,920)            (101,753)
    Increase in prepaid research                                               (324,447)                  --
    Decrease in other current assets                                             26,044                1,479
    Decrease in other assets                                                     45,002                   --
    Increase (decrease) in accounts payable and accrued liabilities             (91,656)              52,847
    Increase in deferred revenue                                                715,277              102,433
                                                                           ------------         ------------
  Net cash used in continuing operations operating activities                  (287,008)          (2,520,173)

      Income (loss) on discontinued operations                                  218,475              (61,372)
      Changes in assets and liabilities of discontinued operations            2,196,014             (218,761)
                                                                           ------------         ------------

  Net cash provided by (used in) discontinued operations                      2,414,489             (280,133)
                                                                           ------------         ------------
      Net cash provided by (used in) operating activities                     2,127,481           (2,800,306)

Cash flows from investing activities
  Purchases of property and equipment                                           (20,092)            (157,454)
                                                                           ------------         ------------
  Net cash flows used in investing activities                                   (20,092)            (157,454)
                                                                           ------------         ------------

Cash flows from financing activities
  Borrowings under revolving credit facility                                         --            3,257,533
  Payments on revolving credit facility                                      (2,391,975)            (507,948)
  Distributions to minority interests                                          (170,000)                  --
  Net proceeds under notes payable                                              161,595              317,500
                                                                           ------------         ------------
  Net cash flows provided by (used in) financing activities                  (2,400,380)           3,067,085
                                                                           ------------         ------------
  Net increase (decrease) in cash and cash equivalents                         (292,991)             109,325

Cash and cash equivalents, beginning of period                                  390,079              276,701
                                                                           ------------         ------------

Cash and cash equivalents, end of period                                   $     97,088         $    386,026
                                                                           ============         ============

Supplemental disclosure of cash flow information
  Cash paid for interest                                                   $     99,878         $     74,835
                                                                           ============         ============


Supplemental disclosures of non-cash information - See Note I


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 PCS Research Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002
                                   (Unaudited)


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

As discussed more fully in Note B - Discontinued Operations, the Company discontinued the operations of its PCS Securities subsidiary in the first quarter of 2003. Accordingly, all revenue and expense activity and related balance sheet accounts of PCS Securities for the periods presented have been reclassified and presented as discontinued operations.

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

Going Concern and Liquidity
---------------------------

The accompanying unaudited consolidated financial statements have been prepared using the going concern basis of accounting. As more fully discussed in Company's 2002 Form 10-KSB, the Company's December 31, 2002 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability, negative working capital and the loss of future revenue associated with the decision to close its PCS Securities subsidiary during the first quarter of 2003.

In conjunction with the decision to close the PCS business unit, the Company and its management recommitted to pursuing its long-term objective of becoming a leading single source of independent research to the institutional investment community. The Company and its management believe that the independent institutional research market is a viable area in which the Company can compete. However, no assurances can be provided that the Company will be successful.

Whereas management believes its anticipated cash flow from operations could be adequate to fund operations through December 31, 2003, there can be no assurance, however, that the Company will

---------------------------------------

not require additional financing prior to or after such time. Furthermore, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans.

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

Loss Per Share
--------------

The Company calculates loss per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Stock-Based Compensation
------------------------

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair

------------------------------------

value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award. The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note.

Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The adoption of SFAS No. 148 did not have a material impact to these consolidated financial statements and the disclosure requirements are included below.

As of May 15, 2001, the Board of Directors of the Company adopted the 2001 Stock Plan ("2001 Plan"), which was approved by the Company's shareholders in November 2001. The 2001 Plan provides for accelerated vesting provisions in the event of a change in control and other events, as defined.

During the first quarter of 2003, the Company issued 130,000 stock options, to purchase the Company's common stock, to employees at exercise prices equal to the market value of the Company's stock at the grant date ranging from $0.08 - $0.10 per share. The options have a term of ten years and vest over three years.

In addition, in the first quarter of 2003, the Company issued 200,000 stock options to purchase the Company's common stock in exchange for services rendered. Fifty (50) percent of options vested at the date of the grant and the remaining fifty (50) percent vest on the first anniversary of the date of grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $16,000 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at price of $0.08 per share and have a term of 10 years

During the second quarter of 2003, no stock options to purchase the Company's common stock were issued. As of June 30, 2003, 2,092,499 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: dividend yield of zero percent, risk-free interest rates ranging from 2.90% to 3.50%, expected life of five years, and expected volatility of 111%. For grants in fiscal 2002, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 4.19% to 4.49%, expected lives of five years, and expected volatility of 122%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and six-months ended June 30, 2003 and 2002 would have been as follows:

------------------------------------

                                 For the Three Months             For the Six Months
                                    Ended June 30,                  Ended June 30,
                             ----------------------------    ----------------------------

Net Loss
  As reported                $   (221,842)   $ (2,546,981)   $ (1,009,074)   $ (4,402,067)
  SFAS No. 123 effect            (553,880)       (524,184)       (554,000)       (533,246)
                             ------------    ------------    ------------    ------------

  Pro forma net loss         $   (775,722)   $ (3,071,165)   $ (1,563,074)   $ (4,935,313)

Loss per share, basic and
  diluted
  As reported                $      (0.01)   $      (0.11)   $      (0.04)   $      (0.19)
  Pro forma                  $      (0.03)   $      (0.13)   $      (0.07)   $      (0.22)

Basic and diluted weighted
  average common shares
  outstanding                  22,471,329      22,965,948      23,491,879      22,913,936


Segment Information
-------------------

The Company complies with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. The adoption of this pronouncement is reflected on the Company's consolidated financial statements and notes.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees.

--------------------------------------------

This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this pronouncement is reflected on the Company's consolidated financial statements and notes.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of this pronouncement is reflected on the Company's consolidated financial statements and notes.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for activities initiated after December 31, 2002. Activities include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The Company has adopted the provisions of SFAS No. 146 and is reflected in Note B.

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

--------------------------------------------

The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF Issue No. 00-21 but does not expect a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

Reclassifications
-----------------

Certain amounts from the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.


NOTE B - DISCONTINUED OPERATIONS

Shut down of PCS Securities Subsidiary and Asset Transfer
---------------------------------------------------------

In January 2003, the Board of Directors of the Company decided to wind down the activities of PCS Securities, Inc. and to close this subsidiary during the first quarter of 2003. Based on the subsequent activities of PCS Securities, the wind down was completed, and PCS Securities was closed effective April 30, 2003.

In connection with the decision to close the PCS Securities subsidiary, the Company entered into an agreement with the two former owners of PCS Securities pursuant to which the Company agreed to transfer ownership of two intangible assets, the name "PCS" and trademarks related to such name ("Trademarks") as well as a list of PCS customers to the former owners of PCS (or their designee) in exchange for consideration including cash, the relief of certain liabilities and the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. Pursuant to the agreement, each of the former owners of PCS Securities agreed to terminate their rights under employment and/or consulting agreements between them and the Company. Furthermore, the former owners of PCS Securities agreed to pay to the Company an aggregate of $250,000 over a period of two years assuming that certain conditions are satisfied, to repay the Company's revolving line of credit with Bear Stearns by June 30, 2003 in the event that there is an outstanding balance as of such date and to repay or assume all obligations to customers (i.e. credit balances) existing as of June 30, 2003.

---------------------------------------------------------------------

In connection with this agreement, the Company granted a non-exclusive two year license to use the Company's customer relationship management software to the former owners of PCS Securities and agreed to use a new soft dollar brokerage firm to be formed by the former owners of PCS Securities as the Company's preferred brokerage firm for soft dollar transactions.

Furthermore, the parties agreed that the Company would transfer the remaining $500,000 restricted cash balance to pay down the outstanding credit facility balance, and that all commissions generated by the PCS Securities subsidiary subsequent to January 1, 2003 that clear through Bear Stearns, would be automatically applied against the outstanding balance of the credit facility.

As a result of the transfer of the restricted cash balance, commissions collected by the Company during the first and second quarters and funds paid directly to Bear Stearns by the former owners from commissions generated by a new soft dollar brokerage firm controlled by these individuals, all of which was applied against the credit line balance, the outstanding credit line balance was fully paid as of April 30, 2003. As of March 31, 2003, PCS Securities was not in compliance with minimum net capital requirements required by the National Association of Securities Dealers ("NASD"). In connection with the closing of the PCS Securities subsidiary, the Company filed with the NASD to withdraw the PCS Securities broker-dealer license, effective April 30, 2003, and, effective April 30, 2003, all business activities related to PCS were terminated.

Results of Discontinued Operations
----------------------------------

Based on the Board of Directors' decision to shut down the PCS Securities subsidiary in January 2003 together with the execution of the asset transfer agreement and the full repayment of the line of credit in connection with such agreement, the Company has accounted for the activities of the subsidiary as discontinued operations in the current quarter and all periods presented.

Revenues and expenses from PCS Securities for the three and six months ended June 30, 2003 and 2002 are summarized below:

                                                    For the Three Months             For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                 ---------------------------    ---------------------------
                                                     2003           2002            2003           2002
                                                 ------------   ------------    ------------   ------------
                                                         (Unaudited)                    (Unaudited)
Revenues
  Commission and other fees                      $    243,385   $  4,154,357    $  1,358,848   $  7,688,535

Expenses
  Independent research expense                        168,042      2,860,600         943,859      5,171,863
  Execution and clearing costs                         30,985        780,785         177,841      1,383,438
  Amortization of identifiable intangibles                 --        539,576              --      1,079,150
  General and administrative expense                       --         49,706             420        115,456
                                                 ------------   ------------    ------------   ------------
    Total expenses                                    199,027      4,158,667       1,122,120      7,749,907

    Income (loss) from discontinued operations   $     44,358   $     (4,310)   $    236,728   $    (61,372)
                                                 ============   ============    ============   ============

Loss on Transfer of Assets
--------------------------

In connection with the Company's agreement to transfer the PCS trademark and customer list intangibles to the former owners of PCS Securities , in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individuals, the Company recorded a loss on the transfer, in the first quarter of 2003, totaling $18,253.

The components of the loss are summarized below:

Consideration to be received:
  Cash                                                       (A)   $    250,000
  Credit line repayments                                     (B)      1,076,556
  Accrued liabilities relieved:
    Accrued compensation payable to related parties          (C)      1,271,281
    Accrued research services - net                          (D)        398,723
  Surrender and cancellation of common stock                 (E)        721,000
  Other                                                      (F)        391,889
                                                                   ------------
                                                                      4,109,449

Carrying amount of intangibles transferred                   (G)     (4,127,702)
                                                                   ------------

Net loss on transfer                                               $    (18,253)
                                                                   ============

     (A) Represents a $250,000 receivable from the former owners of PCS over 2 years pursuant to the asset transfer agreement (125,000 of which is classified as current assets), subject to certain conditions as defined in the agreement.
     (B) Represents funds paid directly to Lender from the soft dollar brokerage firm that is controlled by the former owners.
     (C) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities.
     (D) Net customer credit balances of the PCS Securities subsidiary assumed by former owners of PCS.
     (E) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (F)  Additional net assets realized in connection with transaction.
     (G) Carrying amount of PCS trademark and customer list intangibles at date of transaction.

Net Assets and Liabilities of Discontinued Operations
-----------------------------------------------------

At June 30, 2003 and December 31, 2002, the net assets and liabilities of the discontinued operations were as follows:

                                                          (Unaudited)     December 31,
                                                         June 30, 2003        2002
                                                         -------------    -------------
Assets of discontinued operations-current portion
  Cash                                                   $          --    $      58,480
  Commissions and other receivables                                 --          305,362
  Deferred research/service costs                                   --        1,731,202
                                                         -------------    -------------
      Total current assets                               $          --    $   2,095,044
                                                         -------------    -------------

Assets of discontinued operations-noncurrent portion
   Identifiable intangibles (A)                          $          --    $   4,127,702
                                                         -------------    -------------

Liabilities of discontinued operations-current portion
   Accounts payable                                      $          --    $      (6,647)
   Accrued research services                                                 (1,733,446)
                                                         -------------    -------------
                                                         $          --    $  (1,740,093)
                                                         -------------    -------------

(A)  Identifiable intangibles of PCS Securities consist of the following:

                                              (Unaudited)     December 31,
                                             June 30, 2003        2002
                                             -------------    -------------

     Trademark                               $          --    $     841,736
     Customer lists                                     --        3,763,809
                                             -------------    -------------
                                                        --        4,605,545
       Less accumulated amortization                    --         (477,843)
                                             -------------    -------------
                                             $          --    $   4,127,702
                                             =============    =============

     Identifiable intangibles shown above at December 31, 2002 represent the balance of intangible assets acquired as part of the merger with PCS Securities in the fourth quarter of 2001, net of impairment write downs recorded in 2002. In connection with the asset transfer transaction with the former owners of PCS Securities, the intangible assets were written off during the first quarter of 2003.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              (Unaudited)     December 31,
                                             June 30, 2003        2002
                                             -------------    -------------

Computer equipment and software              $   1,283,592    $   1,263,498
Furniture and fixtures                              37,797           37,797
Office equipment                                    81,590           81,590
                                             -------------    -------------
                                                 1,402,979        1,382,885
Less accumulated depreciation                     (800,224)        (657,968)
                                             -------------    -------------
                                             $     602,755    $     724,917
                                             =============    =============

NOTE D - CREDIT LINE

On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. The initial interest rate on the note is 8.75% per year, and is subject to change as described above.

Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

As of June 30, 2003 there were no borrowings outstanding under the credit line.

The credit line is guaranteed by the United States Small Business
Administration, as well as by Brian Overstreet, the Company's President and CEO.


NOTE E - REVOLVING CREDIT FACILITY

The Company obtained a $3,000,000 revolving credit facility from Bear Stearns, a U.S. brokerage firm (the "Lender") in connection with the merger with PCS Securities in December 2001. At December 31, 2002, borrowings outstanding under this revolving credit facility totaled $2,891,975. At that date, the credit facility was secured by $500,000 in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two formers owners of PCS Securities.

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

During the first quarter of 2003, after applying the $500,000 restricted cash deposit, commissions generated by the Company during the quarter, and funds paid by the former owners of PCS Securities (including commissions generated by their new soft brokerage firm), the line of credit balance was fully paid off on April 30, 2003. As of April 30, 2003 the credit facility was cancelled.

NOTE F - CONVERTIBLE DEBT

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

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain was recognized. At June 30, 2003, the restructured convertible debt principal totaled $1,545,909 of which $403,914 is classified as the current portion.

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

$350,000 Original Principal Amount Note
---------------------------------------

The original debenture was amended pursuant to which the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed

NOTE F - CONVERTIBLE DEBT

$350,000 Original Principal Amount Note (continued)
---------------------------------------------------

conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

NOTE G - PROMISSORY NOTE

On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears in interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In May 2003, the Company received an extension the maturity date of the note to July 16, 2003, and in July 2003, the maturity date was extended to January 1, 2004.

NOTE H - LOSS PER SHARE

Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 2,092,499, 663,905, 5,025,000 and 7,729,545, respectively, at June 30, 2003 have not been included in the calculation of loss per share since their inclusion would be anti-dilutive.

NOTE  I  - SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as payment of bonus earned in 2001 totaling $169,000.

In February 2003, 10,300,000 shares of the Company's common stock were cancelled in connection with an agreement between the Company and the two former owners of PCS Securities. See Note B.

In April 2003, an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants.

NOTE J - RELATED PARTY TRANSACTIONS

Loans and Advances
------------------

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender, which was due and payable on January 31, 2003 and bears interest at 12 % per annum. In January 2003, the Company received an extension of the due date to July 1, 2003, and in July 2003, the due date of the note was extended to January 1, 2004. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and mature on May 14, 2003 and October 31, 2003, respectively. In May 2003, the Company received an extension the maturity date of the note originally scheduled to mature on May 14, 2003, to January 1, 2004. At June 30, 2003, the aggregate outstanding balance of these notes was $187,500. During the six months ended June 30, 2003 the Company recorded interest expense in connection with these notes totaling $11,250, and as of June 30, 2003 total interest payable in connection with these loans was $15,010.

NOTE J - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the six months ended June 30, 2003, the Company recorded $91,681 in consulting expense to a corporation controlled by a party related to an officer/stockholder of the Company.

NOTE K - LITIGATION

In August 2002, the Company commenced an action in the Superior Court of the State of California, County entitled, DirectPlacement, Inc. v. Barry Witz, et. al., Case No. GIC 793647, in which the Company claimed that one or more of the defendants (i) breached their fiduciary duties, (ii) were unjustly enriched,
(iii) wrongfully converted the Company's property, and (iv) committed legal malpractice.

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

In July 2003, default judgments were obtained against four additional defendants in the case that will result in the cancellation of 755,000 shares of common stock and 3,971,250 performance warrants.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2003 and December 31, 2002.

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

GENERAL OVERVIEW

         PCS Research Technology, Inc., formerly DirectPlacement, Inc. ("DPI"), based in San Diego, California and incorporated in Delaware in 1999, is a financial technology company. We operate our business activities through the parent entity, PCS Research Technology, Inc. (the "PCS Research", "we", or the "Company") and through our wholly owned subsidiaries, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California.

         Through April 30, 2003 we also operated through our wholly owned subsidiary PCS Securities, Inc. ("PCS Securities" or "PCS"), a broker-dealer incorporated in the State of Washington. As discussed in Note B of the Notes to Consolidated Financial Statements, PCS Securities was closed in 2003, and accordingly, all activities related to PCS Securities have been accounted for as discontinued operations in all periods presented.

         We use advanced proprietary technology platforms to distribute financial research, data, and analytics to the institutional investment community. Our business strategy is to leverage our technology expertise to become a leading single-source provider, developer, and marketer of independent research for the institutional investment community.

         In the fourth quarter of 2001, the Company began offering trading services for institutional investors through DPS, as a result of its acquisition of certain assets of PCH Securities, Inc ("PCH"). Also in the fourth quarter of 2001, the Company began offering soft-dollar brokerage services as a result of its merger with PCS Securities, Inc.

         In the third quarter of 2002, the Company closed the institutional trading desk operations of DPS. In April 2003, the Company closed PCS Securities. Based on this restructuring, the Company's business strategy and activities are now focused primarily on developing, marketing and distributing independent research products and services.

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

Identifiable Intangible Assets and Goodwill
-------------------------------------------

         Identifiable intangible assets and goodwill have been recorded and accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

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

         As of March 31, 2003 the remaining identifiable intangible asset balance of $4,127,702, previously capitalized in connection with PCS Securities merger, was written off. See Note B - Discontinued Operations.

RESULTS OF OPERATIONS

         Based on the closing of our PCS Securities subsidiary, the consolidated statement of operations presented for the three and six months ended June 30, 2003 and 2002 has been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Loss From Continuing Operations
-------------------------------

Revenues
--------

Total revenues for the six months ended June 30, 2003 decreased by 35% to $917,460 compared to $1,419,608 for the same period in 2002. The decrease in total revenue is due primarily to decreases in placement fees and commissions and other income in 2003. For the 2003 period, there were no placement fees earned by the Company due to its change of strategic focus to the development, marketing and distribution of independent research products and services, and the de-emphasis on its investment banking activities, resulting in a decreases of 100% from $282,875 in 2002. Commissions and other income decreased by 87% to $83,700 compared to $629,764 for the same period in 2002. Of the total amount earned in the 2003 period, $75,000 relates to fees earned by DPBT, LLC for consulting services in 2003, for which there was no comparable activity in the 2002 period. Commissions earned in the 2002 period resulted from activities of the Company's institutional trading desk that was closed in the third quarter of 2002.

         Partially offsetting these decreases in the first six months of 2003 was an increase in data services revenue, which increased by 68% to $832,510, compared to $496,127 for the 2002 period. The increase in data services revenues in 2003 was due primarily to an increased number of research products being marketed and to increased sales and marketing efforts.

Operating Expenses
------------------

         Total operating expenses for the six months ended June 30, 2003 decreased by 66% to $1,625,071 compared to $4,783,474 for the same period in 2002. The decrease in 2003 operating expenses is due primarily to the following changes:

Compensation and Benefits
-------------------------

         Compensation and benefits decreased by 61% in 2003 to $774,361 compared to $1,964,785 in 2003. This decrease is due primarily to the discontinuation of compensation (salaries, bonuses, etc.) totaling $908,334 to the former owners of PCS Securities. Such compensation was terminated in connection with the closing and the agreement reached between the Company and the former owners related to the sale of certain PCS assets. Also contributing to the decrease in compensation and benefits was a reduction in staff personnel resulting in a net cost savings during the six months ended June 30, 2003 of $325,157. Partially offsetting these decreases was an increase in commission expense of $60,082 during 2003.

Product Research Expenses
-------------------------

         Product research expenses represent costs associated with generating data services revenues. During the six months ended June 30, 2003 such costs increased by 144% to $185,038 in 2003 compared to $75,806 in 2002 as a result of higher data services revenues in 2003.

Clearing and Execution Costs
----------------------------

         Clearing and execution costs incurred in the first six months of 2002 were $22,684 and represent fees charged by clearing brokers in connection with DPS institutional trading activities. There were no similar expenses incurred in 2003 due to the closing of the trading desk during the third quarter of 2002.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense decreased by 13% to $142,256 in 2003 from $164,161 in 2002. This decrease resulted primarily from the write off of identifiable intangibles assets in the third quarter of 2002 related to the PCH acquisition as discussed below in "Impairment Losses Related to Intangibles and Goodwill". Amortization expense of $34,971 related to these assets was included in the 2002 period amount. Partially offsetting this decrease, were increases in depreciation during the 2003 period associated with the Company's capitalized computer equipment and software.

Impairment Losses Related to Intangibles and Goodwill
-----------------------------------------------------

         During the six months ended June 30, 2002, the Company recorded non-cash expenses totaling $923,084 related to the amortization of identifiable intangible assets and goodwill originally established as a result of the PCH acquisition in the fourth quarter of 2001. These assets were written off effective June 30, 2002 in connection with the Company's decision, in August 2002, to close its in-house trading desk operations. There were no similar charges in the 2003 period.

Commissions and Finders' Fees
-----------------------------

         During the six months ended June 30, 2002, the Company recorded expenses related to commissions and finders' fees totaling $249,339. These costs represent third-party referral fees paid by the Company in connection with completed debt or equity placements during the 2002 period. There were no similar charges in the 2003 period.

General and Administrative
--------------------------

         General and administrative expenses decreased by 68% to $447,620 in the first six months of 2003 compared to $1,383,615 in 2002. This decrease is due to discontinuing a consulting agreement with a former owner of PCS Securities resulting in savings of $575,000.

         Also contributing to the decrease in general and administrative expenses in 2003 were decreases in legal fees of $120,015, accounting fees of $116,767, rent expenses related to office space, furniture and equipment of $44,847, travel and entertainment of $39,358 and public relations expenses of $31,039.

Minority Interest
-----------------

         Minority interest was $75,796 during the first six months of 2003, and represents the income attributable to minority member's interest in DPBT, LLC, a joint venture formed in September 2002 between the Company and Btech Investor, Inc. Through the joint venture, DPBT, LLC developed and introduced BiotechTracker, a proprietary web-based research service, which is currently marketed by the Company, focused on research, analysis and valuation of the drug development pipelines of biotechnology and pharmaceutical companies.

Interest Expense
----------------

         Interest expense for the six months ended June 30, 2003 totaled $519,938, and includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001. Also included in the 2003 amount are net interest charges totaling $102,749. Total interest expense in 2003 decreased by 47% compared to $976,829 in 2002. This decrease was primarily due to a net decrease in 2003 of $239,207 from debt discount amortization, and to the inclusion in the 2002 total of $144,000 related to liquidated damages accrued in connection with registration requirement provisions contained in the convertible debt agreement. Also contributing to the decrease in 2003 were a decrease of $43,369 in interest from the Bear Stearns credit facility resulting primarily from lower average balances outstanding during the 2003 period and from a credit of $24,598 related to previously accrued liquidated damages.

Loss From Continuing Operations
-------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 72% to $1,227,549 in the six months ended June 30, 2003 from $4,340,695 in the same period a year ago.

Income (Loss) from Discontinued Operations
------------------------------------------

         Operating income (loss) from discontinued operations represents the net revenue and expense activity from PCS Securities and includes the following:

                                                     Six Months Ended June 30,
                                                        2003           2002
                                                    ------------   ------------
Revenues
  Commission and other fees                         $  1,358,848   $  7,688,535

Expenses
  Independent research expense                           943,859      5,171,863
  Execution and clearing costs                           177,841      1,383,438
  Amortization of identifiable intangibles                    --      1,079,150
  General and administrative expense                         420        115,456
                                                    ------------   ------------
    Total expenses                                     1,122,120      7,749,907
                                                    ------------   ------------

    Income (loss) from discontinued operations      $    236,728   $    (61,372)
                                                    ============   ============

Commission and Other Fees
-------------------------

         Commission and other fees decreased by 82% to $1,358,848 in 2003 compared to $7,688,535 in 2002 as a result of the Company's decision to wind down its subsidiary's activities, and ultimately close it. Based on this decision, PCS Securities did not write any new business in 2003, and as such, revenues recognized for the six months ended June 30, 2003 were limited to the recognition of deferred revenue associated with research subscriptions sold in 2002.

Independent Research Expense
----------------------------

         Independent research expense decreased by 82% to $943,859 in 2003 from $5,171,863 in 2002. This was also due to the Company's decision to wind down the activities, and to close PCS Securities, and the resulting lower commission and other fee revenues.

Execution and Clearing Costs
----------------------------

         Execution and clearing costs decreased by 87% to $177,841 compared to $1,383,438 in 2002. This decrease is primarily due to reduced commission levels resulting from the wind down of the PCS Securities business.

Amortization of Identifiable Intangibles
----------------------------------------

         During the first six months of 2002, $1,079,150 was charged as amortization expense in connection with identifiable intangible assets recorded as part of the merger with PCS Securities completed in the fourth quarter of 2001. During 2003, no similar expenses were recorded since these assets were held for sale subject to the asset transfer agreement, and no longer amortized.

General and Administrative
--------------------------

         General and administrative expenses decreased by 99% to $420 from $115,036 in 2002 as a result of the closing of PCS Securities.

Net Loss
--------

         As a result of the revenue and expense items mentioned above, the Company's net loss decreased 77% to $1,009,074 in the six months ended June 30, 2003 from $4,402,067 in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The accompanying consolidated financial statements have been prepared using the going concern basis of accounting. As more fully discussed in Company's 2002 Form 10-KSB, the Company's December 31, 2002 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability, negative working capital and the loss of future revenue associated with the decision to close its PCS Securities subsidiary during the first half of 2003.

         In conjunction with the decision to close the PCS Securities business unit, the Company and its management recommitted to pursuing its long-term objective of becoming a leading single source of independent research to the institutional community. The Company and its management believe that the independent institutional research market is a viable area in which the Company can compete. However, no assurances can be provided that the Company will be successful.

         At June 30, 2003, the Company had $97,088 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Whereas management believes its anticipated cash flow from operations could be adequate to fund operations for the next fiscal year, there can be no assurance, however, that the Company will not require additional financing prior to or after such time. Furthermore, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.


Operating Activities
--------------------

         Cash provided by operating activities increased to $2,127,481 during the six months ended June 30, 2003 compared to cash used in operating activities of $2,800,306 during the six months ended June 30, 2002.

         This increase is primarily attributable to changes in asset and liabilities from discontinued operations of $2,196,014, a decrease in the net loss from continuing operations in 2003 of $2,233,165, an increase in deferred revenue of $612,844 in 2003 and an increase in income from discontinued operations of $279,847. Partially offsetting these were an increase in prepaid research costs of $324,447 and an increase in accounts payable and accrued liabilities of $144,503 in 2003.

Investing Activities
--------------------

         Cash used by investing activities decreased to $20,092 during the six months ended June 30, 2003 compared $157,454 during the six month ended June 30, 2002. This decrease resulted primarily from fewer purchases of property and equipment during 2003.

Financing Activities
--------------------

         Cash used in financing activities increased to $2,400,380 during the six months ended June 30, 2003 compared to cash provided by financing activities of $3,067,085 during the six months ended June 30, 2002. The increase in cash used during the 2003 period is primarily due to activity during the respective periods on the Company's credit facility with Bear Stearns. As discussed in Note B to the Financial Statements, the credit facility was paid in full and terminated as of April 30, 2003 in connection with the closing of PCS Securities. This resulted in a use of cash in the 2003 period of $2,891,975, whereas during the 2002 period, the credit line balance was increased by $2,999,585. Partially offsetting this was a transfer of the $500,000 restricted cash balance that had been held by Bear Stearns as cash collateral.


Financing
---------

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. The initial interest rate on the note is 8.75% per year, and is subject to change as described above.

         Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note, which runs through June 12, 2010.

         As of June 30, 2003 there were no borrowings outstanding under the credit line.

         The credit line is guaranteed by the United States Small Business Administration, as well as by Brian Overstreet, the Company's President and CEO.

Credit Facility-Bear Stearns
----------------------------

         In December 2001, the Company obtained a $3,000,000 working capital credit facility from Bear Stearns in connection with the merger with PCS Securities. The credit facility was originally secured by $1.5 million in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two formers owners of PCS Securities. In July 2002, the Lender released $1.0 of the cash collateral in connection with discussions between the parties to restructure the credit facility. The primary focus on these discussions was to increase the maximum amount available under the credit facility, and to release all, or a portion of the security deposit and guarantees contained in the original agreements. These discussions were terminated December 2002, when it became clear that acceptable terms could not be reached. As of December 31, 2002 the outstanding balance owed on the credit facility was $2,891,975.

         In connection with the Company's decision to close PCS Securities during 2003 and the agreement reached with the former owners of PCS Securities pursuant to which the Company agreed not to draw any additional funds from the Bear Stearns credit facility. Furthermore, the parties agreed that the Company would transfer the remaining $500,000 security deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through Bear Stearns will be applied against the outstanding balance of the credit facility. As a result of the security deposit balance transfer in February 2003, and commissions applied subsequent to January 1, 2003, the outstanding balance of the credit facility at March 31, 2003 was $386,194. As of April 30, 2003 the credit facility balance was paid in full, and the credit facility and related promissory note were cancelled.

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

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain or loss was recognized. At June 30, 2003, the restructured convertible debt principal totaled $1,545,909 of which $403,914 is classified as the current portion.

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

         The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. The Company made a scheduled payment of $25,000 in March 2003, resulting in the application of $8,375 against the principal balance of the note. As of June 30, 2003 the outstanding principal balance was $1,390,909, of which $403,914 was a current liability and $986,995 was a long-term liability.

$350,000 Original Principal Amount Note
---------------------------------------

         The original debenture was amended pursuant to which the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844 were waived by the debenture holder. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture.

         In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of June 30, 2003 the outstanding principal balance was $155,000, all of which was reflected as a long-term liability.

Promissory Notes
----------------

         On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears in interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received and extension of the maturity date of the note to May 15, 2003. In May 2003, the Company received an extension the maturity date of the note to July 16, 2003, and in July 2003, the maturity date was extended to January 1, 2004. During the six months ended June 30, 2003 the Company recorded interest expense in connection with this note totaling $22,500, and as of June 30, 2003 total interest payable in connection with these loans was $30,125.

         On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with such loans, the Company issued notes to lender which are unsecured, bear interest at 12% and mature on May 14, 2003, October 31, 2003 and July 1, 2003 respectively. In May 2003, the Company received an extension of the maturity date of the note originally scheduled to mature on May 14, 2003, to January 1, 2004, and in July 2003 the Company received an extension the maturity date of the note scheduled to mature on July 1, 2003, to January 1, 2004. During the six months ended June 30, 2003 the Company recorded interest expense in connection with these notes totaling $11,250, and as of June 30, 2003 total interest payable in connection with these loans was $15,010.

Net Capital Deficiency
----------------------

         As of March 31, 2003 the Company's PCS Securities subsidiary failed to meet the minimum net capital requirement of $5,000 required by the NASD. As discussed in Note B, in April 2003, the Company filed with the NASD to withdraw the PCS Securities subsidiary broker-dealer license, and effective April 30, 2003, the PCS subsidiary was closed.

New Accounting Pronouncements
-----------------------------

         See accompanying notes to the condensed consolidated financial statements for a description.


Item 3.  Controls and Procedures
         -----------------------

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, it should be noted that in May 2003, as a consequence of the winding down of the business of PCS Securities during the first half of 2003, the Chief Financial Officer's position was downgraded to a part time position, and the title was changed to Director of Finance and Accounting. Concurrent with this restructuring, our President and Chief Executive Officer assumed the duties as the Company's Principal Accounting Officer.

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

         In July 2003, default judgments were obtained against four additional defendants in the case that will result in the cancellation of 755,000 shares of common stock and 3,971,250 performance warrants.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Default Upon Senior Securities
         ------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         None

Item 5.  Other Information.
         ------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------


              31. Certifications of the Company's Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32. Certifications of the Company's Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K
         -------------------

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PCS RESEARCH TECHNOLOGY, INC.


                                       By: /s/ BRIAN M. OVERSTREET
                                           ------------------------------------
                                           Name:  Brian M. Overstreet
                                           Title: President and Chief Executive
                                                  Officer

Date: August 14, 2003