Form 10QSB
period 2003-09-30
PCS RESEARCH TECHNOLOGY  INC
filed 2003-11-14
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  September 30, 2003
--------------------------------------------------------------------------------


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

                            Yes [X]   No [ ]


As of November 13, 2003, there were 22,790,336 shares of common stock issued and outstanding.

                          PCS Research Technology, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               September 30, 2003


                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets .........................................3

          Consolidated Statements of Operations ...............................4

          Consolidated Statements of Cash Flows ...............................5

          Notes to Consolidated Financial Statements ..........................6


ITEM 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...................18

ITEM 3.   Controls and Procedures ............................................28

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings ..................................................28

ITEM 2.   Changes in Securities and Use of Proceeds ..........................29

ITEM 3.   Defaults Upon Senior Securities ....................................29

ITEM 4.   Submission of Matters to a Vote of Security Holders ................29

ITEM 5.   Other Information ..................................................29

ITEM 6.   Exhibits and Reports on Form 8-K ...................................29

                          Part I Financial Information

Item 1.  Condensed Consolidated Financial Statements
         -------------------------------------------

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                     September 30,
                                                                         2003         December 31,
                                                                       Unaudited         2002
                                                                     ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                          $     52,100    $    390,079
  Restricted cash                                                              --         500,000
  Commissions and other receivables                                        60,010          44,636
  Receivable from related parties                                         151,667              --
  Prepaid research                                                        246,683              --
  Other current assets                                                     16,743          50,097
  Assets of discontinued operations, current portion                           --       2,095,044
                                                                     ------------    ------------
                                                                          527,203       3,079,856

 Property and equipment, net                                              547,449         724,917
 Assets of discontinued operations                                             --       4,127,702
 Receivable from related parties                                           62,500              --
 Other assets                                                               3,300          48,302
                                                                     ------------    ------------
     Total assets                                                    $  1,140,452    $  7,980,777
                                                                     ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $    411,910    $    533,652
  Accrued liabilities payable to related parties                               --       1,271,281
  Revolving credit facility                                                63,500       2,891,975
  Current portion of convertible debt, net                                478,073         967,125
  Notes payable                                                           300,000         300,000
  Notes payable - related parties                                         187,500         187,500
  Deferred revenue and prepaid subscriptions                              839,610         194,892
  Liabilities of discontinued operations                                       --       1,740,093
                                                                     ------------    ------------
                                                                        2,280,593       8,086,518
LONG-TERM LIABILITIES
  Convertible debt                                                      1,025,188              --
                                                                     ------------    ------------
     Total liabilities
                                                                        3,305,781       8,086,518

Minority interest in subsidiary                                           (92,196)          2,356

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value; 10,000,000 authorized
    shares; no shares outstanding                                              --              --
  Common stock; $.0001 par value, 80,000,000 authorized,
    34,557,052 issued; 22,790,336 outstanding at
    September 30, 2003 and 28,718,302 issued;
    28,300,436 outstanding at December 31, 2002                             2,321           2,872
  Additional paid-in capital                                           28,881,565      29,630,220
  Treasury stock, 417,866 common shares at cost at
    September 30, 2003 and December 31, 2002, respectively                (58,501)        (58,501)
  Accumulated deficit                                                 (30,898,518)    (29,682,688)
                                                                     ------------    ------------

     Total stockholders' deficit                                       (2,073,133)       (108,097)
                                                                     ------------    ------------

     Total liabilities and stockholders' equity                      $  1,140,452    $  7,980,777
                                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            For the Three Months             For the Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        ----------------------------    ----------------------------
                                                            2003            2002             2003            2002
                                                        ------------    ------------    ------------    ------------

Revenues
  Data service revenues                                 $    561,738    $    270,378    $  1,394,249    $    766,505
  Consulting services                                         25,200              --         108,900    $         --
  Placement fees                                                  --          20,000              --         302,875
  Commissions                                                     --          16,855              --         646,618
  Interest and other                                               1           3,164           1,251          14,006
                                                        ------------    ------------    ------------    ------------
                                                             586,939         310,397       1,504,400       1,730,004
                                                        ------------    ------------    ------------    ------------

Expenses
  Compensation and benefits                                  293,901       1,125,551       1,068,262       3,090,336
  General and administrative                                 168,795         656,816         616,414       2,039,625
  Product research expenses                                  164,560          42,888         349,599         118,694
  Clearing and execution costs                                    --           1,513              --          24,197
  Depreciation and amortization                               67,246          72,909         209,502         237,070
  Commissions and finder's fees                                   --          14,679              --         264,018
  Impairment loss related to intangibles and goodwill             --              --              --         923,084
  Minority interest expense                                   34,113              --         109,909              --
                                                        ------------    ------------    ------------    ------------
                                                             728,615       1,914,356       2,353,686       6,697,024
                                                        ------------    ------------    ------------    ------------

Operating loss                                              (141,676)     (1,603,959)       (849,286)     (4,967,020)
  Interest expense                                            65,081         582,207         585,019       1,559,036
                                                        ------------    ------------    ------------    ------------
  Loss from continuing operations                           (206,757)     (2,186,166)     (1,434,305)     (6,526,056)

Discontinued operations
  Income from discontinued operations
    (including loss on transfer
    of assets of discontinued
    operations in the amount of
    $18,253 for the nine months ended
    September 30, 2003)                                           --         237,890         218,475         176,518
                                                        ------------    ------------    ------------    ------------

Net loss                                                $   (206,757)   $ (1,948,276)   $ (1,215,830)   $ (6,349,538)
                                                        ============    ============    ============    ============

Earnings (loss) per share - basic and diluted
  Loss per share - continuing operations                       (0.01)          (0.09)          (0.06)          (0.28)
  Earnings per share - discontinued operations                    --            0.01            0.01            0.01
                                                        ------------    ------------    ------------    ------------

    Total loss per share - basic and diluted            $      (0.01)   $      (0.08)   $      (0.05)   $      (0.27)
                                                        ============    ============    ============    ============

Weighted average number of shares                         23,152,438      25,842,194      23,377,489      23,900,748
                                                        ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                         2003            2002
                                                                      -----------    -----------
Cash flows from operating activities
  Loss from continuing operations                                     $(1,434,305)   $ 6,526,056)
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in)
    continuing operations operating activities:
      Depreciation and amortization                                       209,502        237,070
      Amortization of discounts on indebtedness                           417,189      1,023,461
      Impairment loss related to intangibles and goodwill                      --        923,084
      Stock options issued for services rendered                           16,000         21,875
   Net changes in assets and liabilities
    Increase in commissions and other receivables                         (15,374)       (71,845)
    Increase in prepaid research                                         (246,683)            --
    (Increase) decrease in other current assets                            33,354        (31,036)
    Decrease in other assets                                               45,002          1,501
    Increase (decrease) in accounts payable and accrued liabilities      (121,742)       480,276
    Increase in deferred revenue                                          644,718        310,394
    Minority interest in subsidiary                                       109,909             --
                                                                      -----------    -----------
   Net cash used in continuing operations operating activities           (342,430)    (3,631,276)

     Income from discontinued operations                                  218,475        176,518
     Changes in assets and liabilities of discontinued operations       2,231,847        652,080
                                                                      -----------    -----------

   Net cash provided by discontinued operations                         2,450,322        828,598
                                                                      -----------    -----------

   Net cash provided by (used in) operating activities                  2,107,892     (2,802,678)

Cash flows from investing activities
  Additions to property and equipment                                     (32,032)      (209,395)
  Decrease in restricted cash                                                  --      1,000,000
  Decrease in purchase price consideration due to related parties              --       (565,926)
                                                                      -----------    -----------

  Net cash (used in) provided by investing activities                     (32,032)       224,679

Cash flows from financing activities
  Borrowings under revolving credit facility                                   --      2,749,585
  Payments on revolving credit facility                                (2,328,475)            --
  Distributions to minority interests                                    (204,461)            --
  Net proceeds (payments) under notes payable                             118,947         17,500
  Proceeds from exercise  of common stock warrants                            150             --
                                                                      -----------    -----------
 Net cash (used in) provided by financing activities                   (2,413,839)     2,767,085
                                                                      -----------    -----------
 Net (decrease) increase in cash and cash equivalents                    (337,979)       189,086

Cash and cash equivalents, beginning of period                            390,079        276,701
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $    52,100    $   465,787
                                                                      ===========    ===========

Supplemental disclosure of cash flow information
 Cash paid for interest                                               $   132,320    $   165,546
                                                                      ===========    ===========
 Cash paid for taxes                                                  $     2,400    $     3,200
                                                                      ===========    ===========


Supplemental disclosure of non-cash information - See Note I

The accompanying notes are an integral part of these consolidated financial statements.

                 PCS Research Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           September 30, 2003 and 2002
                                   (Unaudited)


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


Going Concern and Liquidity
---------------------------

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2002 Form 10-KSB, the Company's December 31, 2002 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability, negative working capital and the loss of future revenue associated with the decision to close its PCS Securities subsidiary during the first quarter of 2003.

To address the going concern issue, management has re-focused its efforts and the Company's resources toward the single objective of providing high-quality, independent research to the institutional investment community. In conjunction with these efforts, the Company has aggressively reduced staff and operational expenses, and is actively pursuing additional equity and/or debt financing to supplement cash flow from operations.

The Company and its management believe that the independent institutional research market is a viable area in which the Company can compete, and ultimately achieve profitability. However, the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and/or to succeed in its efforts to

---------------------------

raise additional capital. Whereas management believes its anticipated cash flow from operations could be adequate to fund operations through December 31, 2003, there can be no assurances that the Company will not require additional financing prior to or after such time, or that any additional financing will be available to the Company on acceptable terms, or at all.

For the nine months ended September 30, 2003, the Company incurred a net loss from continuing operations of $1,434,305, and as of September 30, 2003, the Company's current liabilities exceeded its current assets by $1,753,390. Although this represents an improvement relative to respective year to date losses in the prior year and negative working capital balances at December 31, 2002, these factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The accompanying consolidated financial statements do not include any adjustments that might result in the event that the Company is unable to continue operating as a going concern.


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

Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participates as an agent. The fees are recorded when the offering is completed and the income is reasonably determinable. Referral fees related to placement transactions are expensed when the revenue is recognized.

Commissions from security transactions are recorded on a settlement date basis, generally the third business day following the transaction date, which is not materially different than on a trade date basis.

Consulting services revenue represents fees from consulting services performed by DPBT, LLC, and computer programming services performed by PCS Research. Consulting fees related to services performed by DPBT are based on customer-determined points awarded at the end of each quarter, and are recognized in the period in which the determination is made and communicated to DPBT. Consulting fees related to computer programming services are recognized during the period that such services are provided.


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

During the first quarter of 2003, the Company issued 200,000 stock options to purchase the Company's common stock in exchange for services rendered. Fifty percent (50%) of the options vested at the date of the grant and the remaining fifty percent (50%) vest on the first anniversary of the date of grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $16,000 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at price of $0.08 per share and have a term of 10 years

During the quarter ended September 30, 2003, the Company issued options to employees to purchase 45,000 shares of its common stock, at exercise prices ranging from $0.08 - $0.14, and options to purchase 112,968 shares were forfeited and cancelled. All options granted during the period have a term of ten years, vest over three years and were issued at an exercise prices equal to the market value of the underlying stock at the date of grant. As of September 30, 2003, 2,024,531 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: dividend yield of zero percent, risk-free interest rates ranging from 2.87% to 3.18%, expected life of five years, and expected volatility of 129%. For grants in fiscal 2002, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.94% to 4.49%, expected lives of five years, and expected volatility of 122%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and nine-months ended September 30, 2003 and 2002 would have been as follows:

------------------------

                                 For the Three Months            For the Nine Months
                                  Ended September 30,             Ended September 30,
                             ----------------------------    ----------------------------
                                 2003            2002            2003            2002
                             ------------    ------------    ------------    ------------

Net Loss
  As reported                $   (206,757)   $ (1,948,276)   $ (1,215,830)   $ (6,349,538)
  SFAS No. 123 effect            (553,904)       (525,204)       (554,137)       (542,713)
                             ------------    ------------    ------------    ------------

 Pro forma net loss          $   (760,661)   $ (2,473,480)   $ (1,769,967)   $ (6,892,251)

 Loss per share,
 basic and diluted
   As reported               $      (0.01)   $      (0.08)   $      (0.05)   $      (0.27)
   Pro forma                 $      (0.03)   $      (0.10)   $      (0.08)   $      (0.29)

Basic and diluted weighted
average common shares
outstanding                    23,152,438      25,842,194      23,377,489      23,900,748


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


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.142 "Goodwill and Other Intangible Assets". SFAS No.142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142, is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and written down only when impaired. The adoption of this pronouncement is reflected on the Company's consolidated financial statements and notes.

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

--------------------------------

This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this pronouncement is reflected on the Company's consolidated financial statements and notes.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of this pronouncement is reflected on the Company's consolidated financial statements and notes.

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

--------------------------------

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

---------------------------------------------------------

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

Revenues and expenses from PCS Securities for the three and nine months ended September 30, 2003 and 2002 are summarized below:

                                             For the Three Months           For the Nine Months
                                              Ended September 30,            Ended September 30,
                                          ---------------------------   ----------------------------
                                            2003             2002           2003            2002
                                          --------       ------------   ------------    ------------
                                                 (Unaudited)                    (Unaudited)
Revenues
  Commission and other fees               $       --     $  4,140,291   $  1,358,848    $ 11,828,825

Expenses
  Independent research expense                    --        2,664,750        943,859       7,836,613
  Execution and clearing costs                    --          591,447        177,841       1,974,885
  Amortization of identifiable
    intangibles                                   --          539,575           --         1,618,725
  General and administrative expense              --          106,629            420         222,084
                                          ----------     ------------   ------------    ------------
    Total expenses                                --        3,902,401      1,122,120      11,652,307

                                          $       --     $    237,890   $    236,728    $    176,518
                                          ----------     ------------   ------------    ------------
    Loss on transfer of assets of
     discontinued operations                      --             --          (18,253)           --
                                          ----------     ------------   ------------    ------------

    Income from discontinued operations   $       --     $    237,890   $    218,475    $    176,518
                                          ==========     ============   ============    ============

Loss on Transfer of Assets
--------------------------

In connection with the Company's agreement to transfer the PCS trademark and customer list intangibles to the former owners of PCS Securities, in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individuals, the Company recorded a loss on the transfer, in the first quarter of 2003, totaling $18,253.

The components of the loss are summarized below:

Consideration to be received:
    Cash                                     (A)   $  250,000
    Credit line repayments                   (B)    1,076,556
    Accrued liabilities relieved:
       Accrued compensation payable to
       related parties                       (C)    1,271,281
       Accrued research services - net       (D)      398,723
    Surrender and cancellation of common
      stock                                  (E)      721,000
    Other                                    (F)      391,889
                                                  -----------
                                                    4,109,449

Carrying amount of intangibles transferred   (G)   (4,127,702)
                                                  -----------

Net loss on transfer                              $   (18,253)
                                                  ===========


(A) Represents a $250,000 receivable from the former owners of PCS over 2 years pursuant to the asset transfer agreement ($35,833 of which has been received and $151,667 of which is classified as current assets as of September 30, 2003), subject to certain conditions as defined in the agreement. In October 2003, the Company received an additional payment of $26,667 against the outstanding receivable balance due.

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

Net Assets and Liabilities of Discontinued Operations
-----------------------------------------------------

At September 30, 2003 and December 31, 2002, the net assets and liabilities of the discontinued operations were as follows:

                                                       (Unaudited)
                                                       September 30,    December 31,
                                                            2003            2002
                                                       -------------    ------------

Assets of discontinued
operations-current portion
   Cash                                                $        --      $    58,480
   Commissions and other receivables                            --          305,362
   Deferred research/service costs                              --        1,731,202
                                                       -----------      -----------
      Total current assets                             $        --      $ 2,095,044
                                                       ===========      ===========

Assets of discontinued operations-
noncurrent portion
   Identifiable intangibles(A)                         $        --      $ 4,127,702
                                                       ===========      ===========

Liabilities of discontinued operations-current portion
   Accounts payable                                    $        --      $    (6,647)
   Accrued research services                                    --       (1,733,446)
                                                       -----------      -----------
                                                       $        --      $(1,740,093)
                                                       ===========      ===========

(A)  Identifiable intangibles of PCS Securities consist of the following:


                                                  (Unaudited)
                                                   September         December
                                                   30, 2003          31, 2002
                                                  -----------       -----------

Trademark                                         $      --         $   841,736
Customer lists                                           --           3,763,809
                                                  -----------       -----------
                                                         --           4,605,545
Less accumulated amortization                            --            (477,843)
                                                  -----------       -----------
                                                  $      --         $ 4,127,702
                                                  ===========       ===========

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


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 (Unaudited)
                                                  September          December
                                                  30, 2003           31, 2002
                                                 -----------        -----------

Computer equipment and software                  $ 1,301,702        $ 1,263,498
Furniture and fixtures                                37,797             37,797
Office equipment                                      76,248             81,590
                                                 -----------        -----------
                                                   1,415,747          1,382,885
Less accumulated depreciation                       (868,298)          (657,968)
                                                 -----------        -----------
                                                 $   547,449        $   724,917
                                                 ===========        ===========

NOTE D - CREDIT LINE


On June 12, 2003, the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of September 30, 2003 the interest rate on the note was 8.75%.

Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

As of September 30, 2003 the outstanding principal balance under the credit line was $63,500.

The credit line is guaranteed by the United States Small Business
Administration, as well as by the Company's President and CEO.


NOTE E - REVOLVING CREDIT FACILITY

The Company obtained a $3,000,000 revolving credit facility from Bear Stearns, a U.S. brokerage firm (the "Lender"), in connection with the merger with PCS Securities in December 2001. At December 31, 2002, borrowings outstanding under this revolving credit facility totaled $2,891,975. At that date, the credit facility was secured by $500,000 in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two formers owners of PCS Securities.

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

As a result of the security deposit balance transfer in February 2003, and commissions applied subsequent to January 1, 2003, the outstanding balance of the credit facility was paid in full as of April 30, 2003, and the credit facility and related promissory note were cancelled.

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

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain was recognized. At September 30, 2003, the restructured convertible debt principal totaled $1,503,261 of which $478,073 is classified as the current portion. Following is a summary of primary terms of the restructured agreements:


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

In October 2003, the debenture holder agreed to defer scheduled principal payments originally due on October 28, 2003, November 28, 2003 and December 28, 2003, and to add the deferred principal payments to the amount due with the final payment on December 28, 2005.


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

$350,000 Original Principal Amount Note (continued)
---------------------------------------

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


NOTE H - LOSS PER SHARE

Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 2,024,531, 663,905, 675,000 and 7,516,305, respectively, at September 30, 2003 have not been included in the calculation of loss per share since their inclusion would be anti-dilutive.


NOTE I  - SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

In February 2003, 10,300,000 shares of the Company's common stock were cancelled in connection with an agreement between the Company and the two former owners of PCS Securities. See Note B.

In April 2003, an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants.


NOTE J - RELATED PARTY TRANSACTIONS

Loans and Advances
------------------

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender, which was due and payable on January 31, 2003 and bears interest at 12 % per annum. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and matured on May 14, 2003 and October 31, 2003, respectively. During 2003, the maturity dates for all three notes were extended to January 1, 2004. At September 30, 2003, the aggregate outstanding balance of these notes was $187,500. During the nine months ended September 30, 2003 the Company recorded interest expense in connection with these notes totaling $16,875, and as of September 30, 2003 total interest payable in connection with these loans was $20,635.

Consulting Services
-------------------

During the nine months ended September 30, 2003, the Company recorded $137,525 in consulting expense to a corporation controlled by a party related to an officer/stockholder of the Company.


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

Between October 2002 and September 30, 2003, defendant Witz and seven other co-defendants entered into Settlement and Mutual Release Agreements with the Company. Under the terms of these agreements, the defendants agreed to return an aggregate of 293,750 shares of common stock and 1,953,750 performance warrants to the Company. In addition, the agreement with Witz provided that the Company would grant Witz a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation as a result of default judgments being entered and enforced against the other defendants in connection with this action, up to a maximum of 250,000 shares. The exercise price of such warrants will equal the average closing market price for the Company's common stock during the ten days prior to the date of the warrant issue.

In addition, default judgments were obtained against four additional defendants in the case in July 2003 that resulted in the cancellation of 755,000 shares of common stock and 3,971,250 performance warrants during the third quarter of 2003.


NOTE L - SUBSEQUENT EVENTS

The Company and the minority member in their joint venture, DPBT, LLC, entered into an agreement, effective October 30, 2003, pursuant to which the joint venture was terminated. In accordance with the terms of the agreement, the product developed through the joint venture, BiotechTracker, may be marketed by the Company through December 31, 2003, and all subscriptions in effect as of that date will be continued through the earlier of the end of the subscription term, or July 31, 2004.


Item 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     --------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of September 30, 2003 and December 31, 2002.

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


GENERAL OVERVIEW

         PCS Research Technology, Inc., formerly DirectPlacement, Inc. ("DPI"), based in San Diego, California and incorporated in Delaware in 1999, is a financial technology company. We operate our business activities through the parent entity, PCS Research Technology, Inc. ("PCS Research", "we", or the "Company") and through our wholly owned subsidiary, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California.

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


Critical Accounting Policies
----------------------------

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

Revenue Recognition
-------------------

         Data services revenue represents revenue from providing individual custom reports or reports on a monthly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

         Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participates as an underwriter or agent. The fees are recorded when the offering is completed and the income is reasonably determinable. Referral fees related to placement transactions are expensed when the revenue is recognized.

         Commissions from security transactions are recorded on a settlement date basis, generally the third business day following the transaction date, which is not materially different than on a trade date basis.

         Consulting services revenue represents fees from consulting services performed by DPBT, LLC, and computer programming services performed by PCS Research. Consulting fees related to services performed by DPBT are based on customer-determined points awarded at the end of each quarter, and are recognized in the period in which the determination is made and communicated to DPBT. Consulting fees related to computer programming services are recognized during the period that such services are provided.


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


RESULTS OF OPERATIONS

         Based on the closing of our PCS Securities subsidiary, the consolidated statement of operations presented for the three and nine months ended September 30, 2003 and 2002 has been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Loss From Continuing Operations
-------------------------------

Revenues
--------

         Total revenues for the nine months ended September 30, 2003 decreased by 13% to $1,504,400 compared to $1,730,004 for the same period in 2002. The decrease in total revenue is primarily due to a decrease in commission revenue of $646,618 and a decrease in placement fee revenue of $302,875 during 2003. For the 2003 period, there were no commissions or placement fees earned by the Company due to its change of strategic focus to the development, marketing and distribution of independent research products and services, and the de-emphasis on its investment banking activities.

         Partially offsetting these decreases in the first nine months of 2003 was an increase in data services revenue, which increased by 82% to $1,394,249, compared to $766,505 for the 2002 period.

         The increase in data services revenues in 2003 was due primarily to an increased number of research products being marketed and to increased sales and marketing efforts. In addition, revenues earned for consulting services in 2003 increased by $108,900 as a result of $99,000 in consulting fees generated by DPBT, LLC, and $9,900 for computer programming services generated by PCS Research for which there was no comparable activity in the 2002 period.


Operating Expenses
------------------

         Total operating expenses for the nine months ended September 30, 2003 decreased by 65% to $2,353,686 compared to $6,697,024 for the same period in 2002. The decrease in 2003 operating expenses is due primarily to the following changes:


Compensation and Benefits
-------------------------

         Compensation and benefits decreased by 65% in 2003 to $1,068,262 compared to $3,090,336 in 2002. This decrease is due primarily to the discontinuation of compensation (salaries, bonuses, etc.) totaling $1,529,166 to the former owners of PCS Securities. Such compensation was terminated in connection with the closing and the agreement reached between the Company and the former owners related to the sale of certain PCS assets. Also contributing to the decrease in compensation and benefits were reductions in staff personnel resulting in a net cost savings during the nine months ended September 30, 2003 of $504,566, and a decrease in employer payroll taxes of $52,512 resulting from the reduced compensation in 2003. Partially offsetting these decreases was an increase in commission expense of $65,606 during 2003.


Product Research Expenses
-------------------------

         Product research expenses represent costs associated with generating data services revenues. During the nine months ended September 30, 2003 such costs increased by 195% to $349,599 in 2003 compared to $118,694 in 2002 as a result of higher data services revenues in 2003.


Clearing and Execution Costs
----------------------------

         Clearing and execution costs incurred in the first nine months of 2002 were $24,197 and represent fees charged by clearing brokers in connection with DPS institutional trading activities. There were no similar expenses incurred in 2003 due to the closing of the trading desk during the third quarter of 2002.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense decreased by 12% to $209,502 in 2003 from $237,070 in 2002. This decrease resulted primarily from the write off of identifiable intangibles assets in the third quarter of 2002 related to the PCH acquisition as discussed below in "Impairment Losses Related to Intangibles and Goodwill". Amortization expense of $34,971 related to these assets was included in the 2002 period amount. Partially offsetting this decrease, were increases in depreciation during the 2003 period associated with the Company's capitalized computer equipment and software.


Impairment Losses Related to Intangibles and Goodwill
-----------------------------------------------------

         During the nine months ended September 30, 2002, the Company recorded non-cash expenses totaling $923,084 related to the amortization of identifiable intangible assets and goodwill originally established as a result of the PCH acquisition in the fourth quarter of 2001. These assets were written off effective June 30, 2002 in connection with the Company's decision, in August 2002, to close its in-house trading desk operations. There were no similar charges in the 2003 period.


Commissions and Finders' Fees
-----------------------------

         During the nine months ended September 30, 2002, the Company recorded expenses related to commissions and finders' fees totaling $264,018. These costs represent third-party referral fees paid by the Company in connection with completed debt or equity placements during the 2002 period. There were no similar charges in the 2003 period.


General and Administrative
--------------------------

         General and administrative expenses decreased by 70% to $616,414 in the first nine months of 2003 compared to $2,039,625 in 2002. This decrease is primarily due to the discontinuation of a consulting agreement with a former owner of PCS Securities resulting in savings of $862,500.

         Also contributing to the decrease in general and administrative expenses in 2003 were decreases in legal fees of $186,173, accounting fees of $155,692, rent expenses related to office space, furniture and equipment of $46,891, travel and entertainment expenses of $46,898, public/investor relations expenses of $54,082 and consulting expenses of $25,928.


Minority Interest
-----------------

         Minority interest was $109,909 during the first nine months of 2003, and represents the income attributable to minority member's interest in DPBT, LLC, a joint venture formed in September 2002 between the Company and Btech Investor, Inc. Through the joint venture, DPBT, LLC developed and introduced BiotechTracker, a proprietary web-based research service, which is currently marketed by the Company, focused on research, analysis and valuation of the drug development pipelines of biotechnology and pharmaceutical companies.


Interest Expense
----------------

         Total interest expense for the nine months ended September 30, 2003 decreased by 62% to $585,019 compared to $1,559,036 in 2002. The 2003 interest expense includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001, and $167,830 of net interest charges related to notes payable, outstanding credit line balances and finance charges. Included in the 2002 amount were non-cash interest charges $1,023,461 related to the amortization of discounts recorded in connection with the Company's convertible debt entered into during the fourth quarter of 2001, $240,000 related to liquidated damages accrued in connection with the Company's failure to comply with registration requirement provisions contained in the convertible debt agreements and net interest charges of $295,574 related to notes payable, outstanding credit line balances and finance charges. The decrease in 2003 interest expense is primarily due to decreases of $606,273 from debt discount amortization and $240,000 from liquidated damages. Also contributing to the decrease in 2003 were a decrease of $102,729 in interest from the Bear Stearns credit facility resulting primarily from lower average balances outstanding during the 2003 period and from a credit of $24,598 related to previously accrued liquidated damages.


Loss From Continuing Operations
-------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 78% to $1,434,305 in the nine months ended September 30, 2003 from $6,526,056 in the same period a year ago.


Income from Discontinued Operations
-----------------------------------

         Income from discontinued operations represents the net revenue and expense activity from PCS Securities and includes the following:

                                                     Nine Months Ended June 30,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------      -----------

Revenues
  Commission and other fees                         $ 1,358,848      $11,828,825

Expenses
  Independent research expense                          943,859        7,836,613
  Execution and clearing costs                          177,841        1,974,885
  Amortization of identifiable intangibles                 --          1,618,725
  General and administrative expense                        420          222,084
                                                    -----------      -----------
    Total expenses                                    1,122,120       11,652,307
                                                    -----------      -----------

                                                        236,728          176,518

    Loss on transfer of assets of
      discontinued operations                           (18,253)            --
                                                    -----------      -----------

    Income from discontinued operations             $   218,475      $   176,518
                                                    ===========      ===========


Commission and Other Fees - Discontinued Operations
---------------------------------------------------

         Commission and other fees decreased by 89% to $1,358,848 in 2003 compared to $11,828,825 in 2002 as a result of the Company's decision to wind down its subsidiary's activities, and ultimately close it. Based on this decision, PCS Securities did not write any new business in 2003, and as such, revenues recognized for the nine months ended September 30, 2003 were limited to the recognition of deferred revenue associated with research subscriptions sold in 2002.


Independent Research Expense - Discontinued Operations
------------------------------------------------------

         Independent research expense decreased by 88% to $943,859 in 2003 compared to $7,836,612 in 2002. This was also due to the Company's decision to wind down the activities, and to close PCS Securities, and the resulting lower commission and other fee revenues, and related independent research expense.


Execution and Clearing Costs - Discontinued Operations
------------------------------------------------------

         Execution and clearing costs decreased by 91% to $177,841 in 2003 compared to $1,974,885 in 2002. This decrease is primarily due to reduced commission levels resulting from the wind down and closing of the PCS Securities business.

Amortization of Identifiable Intangibles - Discontinued Operations
------------------------------------------------------------------

         During the first nine months of 2002, $1,618,725 was charged as amortization expense in connection with identifiable intangible assets recorded as part of the merger with PCS Securities completed in the fourth quarter of 2001. During 2003, no similar expenses were recorded since these assets were held for sale subject to the asset transfer agreement, and no longer amortized.


General and Administrative - Discontinued Operations
----------------------------------------------------

         General and administrative expenses decreased by 100% to $420 from $222,085 in 2002 as a result of the closing of PCS Securities.


Net Income - Discontinued Operations
------------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net income from discontinued operations increased 24% to $218,475 in the nine months ended September 30, 2003 from $176,518 in the same period a year ago.


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

         At September 30, 2003, the Company's current liabilities exceeded its current assets by $1,753,390, and it had $52,100 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Whereas management believes its anticipated cash flow from operations could be adequate to fund operations for the remainder of its fiscal year, there can be no assurance, however, that the Company will not require additional financing prior to or after such time. Furthermore, there can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.


Operating Activities
--------------------

         Cash provided by operating activities increased by $4,910,570 to $2,107,892 during the nine months ended September 30, 2003 compared to cash used in operating activities of $2,802,678 during the nine months ended September 30, 2002. This increase was comprised of $3,288,846 from continuing operations and $1,621,724 from discontinued operations.

         The increase in cash provided from continuing operations in 2003 is primarily attributable to a decrease in the net loss from continuing operations during the year.

After adjusting for non cash expenses such as depreciation, amortization and impairment losses, the net loss from continuing operations decreased by $3,528,952 during the 2003 period. Partially offsetting this was a decrease in cash provided by operating activities as a result of changes in asset and liability accounts during 2003 of $240,106.

         The increase in cash provided from discontinued operations in 2003 included $1,579,767 resulting from changes in asset and liability accounts of the discontinued operations and $41,957 resulting from an increase in net income from discontinued operations during the 2003 period.


Investing Activities
--------------------

         Cash used in investing activities increased to $32,032 during the nine months ended September 30, 2003 compared to cash provided by investing activities of $224,679 during the nine months ended September 30, 2002. The 2003 cash used relates to additions of property and equipment of $32,032 during the period, which decreased by $177,363, when compared to additions of property and equipment of $209,395 during 2002. In addition, the net cash provided by investing activities in 2002 includes $565,926 paid to related parties as the final purchase price consideration in connection with the PCS merger and $1,000,000 of cash generated through the release of previously restricted cash collateral.


Financing Activities
--------------------

         Cash used in financing activities increased to $2,413,839 during the nine months ended September 30, 2003 compared to cash provided by financing activities of $2,767,085 during the nine months ended September 30, 2002. The increase in cash used during the 2003 period is primarily due to activity during the respective periods on the Company's credit facility with Bear Stearns. As discussed in Note B to the Financial Statements, the credit facility was paid in full and terminated as of April 30, 2003 in connection with the closing of PCS Securities. Cash used in the 2003 period to pay off the Bear Stearns credit facility totaled $2,891,975. Partially offsetting this was a transfer of the $500,000 restricted cash balance that had been held by Bear Stearns as cash collateral. Conversely, during the 2002 period, the credit line balance was increased by $2,749,585. Also contributing to the change in cash from financing activities during 2003 were an increase in distributions to minority owners of DPBT, LLC of $204,461, borrowings under the Bank of America credit facility of $63,500 and net increases in notes payable of $118,947.


Financing
---------

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of September 30, 2003 the interest rate on the note was 8.75%.

         Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

         As of September 30, 2003 the outstanding principal balance under the credit line was $63,500.

         The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

Credit Facility-Bear Stearns
----------------------------

         In December 2001, the Company obtained a $3,000,000 working capital credit facility from Bear Stearns in connection with the merger with PCS Securities. The credit facility was originally secured by $1.5 million in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two formers owners of PCS Securities. In July 2002, the Lender released $1,000,000 of the cash collateral in connection with discussions between the parties to restructure the credit facility. The primary focus on these discussions was to increase the maximum amount available under the credit facility, and to release all, or a portion of the security deposit and guarantees contained in the original agreements. These discussions were terminated December 2002, when it became clear that acceptable terms could not be reached. As of December 31, 2002 the outstanding balance owed on the credit facility was $2,891,975.

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

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain or loss was recognized. At September 30, 2003, the restructured convertible debt principal totaled $1,503,261 of which $478,073 is classified as the current portion.

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

         The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of September 30, 2003 the outstanding principal balance was $1,348,261, of which $478,073 was a current liability and $870,188 was a long-term liability.

         In October 2003, the debenture holder agreed to defer scheduled principal payments originally due on October 28, 2003, November 28, 2003 and December 28, 2003, and to add the deferred principal payments to the amount due with the final payment on December 28, 2005.


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

         In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of September 30, 2003 the outstanding principal balance was $155,000, all of which was reflected as a long-term liability.


Promissory Notes
----------------

         On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears in interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received and extension of the maturity date of the note to May 15, 2003. In May 2003, the Company received an extension the maturity date of the note to July 16, 2003, and in July 2003, the maturity date was extended to January 1, 2004. During the nine months ended September 30, 2003 the Company recorded interest expense in connection with this note totaling $33,750, and as of September 30, 2003 total interest payable in connection with these loans was $41,375.

         On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with such loans, the Company issued notes to lender which are unsecured, bear interest at 12% and matured on May 14, 2003, October 31, 2003 and July 1, 2003 respectively. During 2003, the maturity dates for all three notes were extended to January 1, 2004. During the nine months ended September 30, 2003 the Company recorded interest expense in connection with these notes totaling $16,875, and as of September 30, 2003 total interest payable in connection with these loans was $20,635.


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

         Between October 2002 and September 30, 2003, defendant Witz and seven other co-defendants entered into Settlement and Mutual Release Agreements with the Company. Under the terms of these agreements, the defendants agreed to return an aggregate of 293,750 shares of common stock and 1,953,750 performance warrants to the Company. In addition, the agreement with Witz provided that the Company would grant Witz a warrant to purchase a number of shares of the Company's common stock equal to 25% of the total number of shares of common stock conveyed to the Company for cancellation as a result of default judgments being entered and enforced against the other defendants in connection with this action, up to a maximum of 250,000 shares. The exercise price of such warrants will equal the average closing market price for the Company's common stock during the ten days prior to the date of the warrant issue.

         In July 2003, default judgments were obtained against four additional defendants in the case that resulted in the cancellation of 755,000 shares of common stock and 3,971,250 performance warrants during the third quarter of 2003.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None


Item 3.  Default Upon Senior Securities
         ------------------------------

         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


Item 5.  Other Information
         -----------------

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

         (b)   Reports on Form 8-K

               Current report on Form 8-k filed with the Commission on September 12, 2003 with respect to Items 4 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PCS RESEARCH TECHNOLOGY, INC.


                                    By:/s/ BRIAN M. OVERSTREET
                                    --------------------------------------------
                                    Name:  Brian M. Overstreet
                                    Title: President and Chief Executive Officer

DATE: November 14, 2003