Form 10KSB
period 2003-12-31
PCS RESEARCH TECHNOLOGY  INC
filed 2004-03-30
CIK 1065191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003        Commission File Number 025449

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2004 was approximately $2,304,027.

         The number of outstanding shares of the registrant's common stock as of March 23, 2004 was 23,075,336 shares.

                                TABLE OF CONTENTS
                                -----------------

PART I   .....................................................................2

BUSINESS .....................................................................2

PROPERTIES...................................................................27

LEGAL PROCEEDINGS............................................................27

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...........................27

PART II .....................................................................28

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................28

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................29

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................41

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................41

CONTROLS AND PROCEDURES  ....................................................42

PART III ....................................................................43

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE
         REGISTRANT..........................................................43

EXECUTIVE COMPENSATION.......................................................43

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT...............................................43

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................43

EXHIBITS AND REPORTS ON FORM 8-K.............................................43

PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................45

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

                                     PART I
                                     ------

Item 1.  BUSINESS.

The Company
-----------

         PCS Research Technology, Inc. ("PCSRT" or "Parent" or "Company"), based in San Diego, California and incorporated in Delaware in 1999, is a publisher of independent investment research. We operate our business activities through PCSRT and through our wholly owned subsidiary, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California. We develop, produce and sell proprietary research products to mutual funds, hedge funds and investment banks. Our business strategy is to leverage our development technology and marketing expertise to be a leading provider of independent research to the financial services and institutional investment communities.

         We believe there is a growing demand in the institutional investment community for unbiased independent research, and that the market for such research is currently underserved. Efficient production and widespread distribution of most independent research products is currently limited by a number of factors, including the lack of interactivity and real-time distribution. In addition, the independent research universe is largely made up of small, under-capitalized research providers that lack the technological and marketing expertise to maximize sales.

         We believe our competitive advantage is our ability to both develop unique research services for the institutional markets and to effectively market those research services to mutual funds, hedge funds, and investment banks. Our new product strategy is centered on leveraging technology platforms we have developed for the distribution of our financial research, data, and analytics. We provide applications that transform traditional printed research, static data, and fixed assumptions into a technology-empowered, interactive format. By manipulating assumptions and conclusions, users receive real-time feedback, resulting in an improved experience and enhanced productivity. Our marketing strategy is based on a proprietary multi-step direct sales approach to introduce and sell our products to potential clients. Our sales team maintains strong relationships with many of the major mutual funds, hedge funds, and investment banks and is constantly building new relationships with smaller tier and newer firms.

Recent Developments

Name Change

         In January 2004, the Company announced that it is changing its name to Sagient Research Systems. The Company has begun doing business under the new name, and expects that the formal name change will occur following its annual shareholder meeting, which will be held during the second quarter of 2004, where the name change will be submitted for shareholder approval.

Restructuring

         During 2002 and though the first quarter of 2003, the Company also operated through its wholly owned subsidiary PCS Securities, Inc. ("PCS"), a broker-dealer incorporated in the State of Washington. In January 2003, the Company announced plans to close PCS Securities, Inc. during 2003 as part of a restructuring of its operations. The decision to close PCS Securities was reached after the automatic termination of the marketing agreement between the Company and Institutional Research Services, Inc., a company owned by Raymond A. Hill III, then a director and consultant to the Company. The marketing agreement terminated automatically because the Company was unable to satisfy a condition of the agreement that required the Company to remove Mr. Hill and Susanne Pruitt, the President of the Company's subsidiary, PCS Securities, Inc., as personal guarantors of the Company's credit facility by December 21, 2002. Also contributing to the decision to close the PCS Securities subsidiary was the Company's inability to finalize terms with its lender for an increase in the Company's credit facility borrowing limits.

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

         In order to effect a timely and orderly wind down of PCS Securities, the Company entered into an agreement with Mr. Hill and Ms. Pruitt. Under the terms of the agreement, dated as of January 31, 2003, the Company sold the PCS Securities, Inc. trademark to them in exchange for, among other things, the surrender and cancellation of a total of 10.3 million shares of the Company's common stock owned by them and the termination of the employment agreement with Ms. Pruitt and the consulting agreement with Mr. Hill.

         As of April 30, 2003 the wind down of the PCS Securities business was completed, and the PCS subsidiary was closed.

         In conjunction with the decision by the Board of Directors to close the PCS Securities business unit, the Company and its management recommitted to pursuing its long-term objective of becoming the leading provider of independent research to the institutional community. In association with this commitment, the Company has significantly increased its research sales staff, has re-directed all of the remaining Company assets towards the production, distribution, and marketing of independent institutional research, and has made certain operating expense reductions to redundant and unnecessary overhead. The Company and its management firmly believe that the independent institutional research market is a viable area in which the Company can compete and succeed.

Board of Directors

Effective March 7, 2003, three independent directors resigned from the Company's Board of Directors and audit committee for personal reasons.

Business Components
-------------------

Research Production and Distribution

         Our competitive advantages include our ability to produce, deliver, and integrate independent research products onto our established technology platforms and to effectively market our research services to the institutional investment community. We maintain a highly trained staff of technology and research professionals who are responsible for the production and distribution of proprietary research products, the creation of new technology and applications, and the evaluation of prospective independent research products that could be delivered on our platforms. In addition, we maintain a highly focused research marketing team that is fully specialized in marketing our various research services to mutual fund complexes, private equity groups, hedge funds, and investment banks.

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

         Our current portfolio of independent research products includes:

PlacementTracker

         PlacementTracker is a dynamic, customizable research product that provides customers with market data, research, and analysis on the PIPE (Private Investment in Public Entity) market. Launched in 1999, PlacementTracker has become nationally recognized for its coverage of the PIPE market. Featured extensively in media, academic, and government publications, PlacementTracker's subscription service is used by numerous sell-side firms and a growing number of buy-side firms looking for up-to-date, comprehensive, and interactive research on the PIPE market. PlacementTracker was developed by and is continually updated and owned exclusively by the Company.

BioMedTracker

         BioMedTracker provides clients easy customizable display and search capabilities to develop investment decisions regarding companies that develop pharmaceutical products. The service includes analysis of events that influence the development of a drug, including clinical and pre-clinical trial data, partnership agreements, marketing and distribution agreements, related drug information, and regulatory events. This qualitative analysis is coupled with a proprietary model that uses historical results to estimate the probability that the FDA will approve developmental drugs. The model, along with projections of approval date, market size, market penetration, and other factors, is used to calculate the value of a company's clinical pipeline. BioMedTracker was developed by and is continually updated and owned exclusively by the Company.

Earnings Quality Analytics

         Earnings Quality Analytics provides forensic accounting analysis of large-, mid-, and small capitalization U.S. equity securities. Launched to counter the loss of confidence in traditional earnings analysis, Earnings Quality Analytics applies a combination of quantitative and qualitative analysis to uncover forward-looking indicators of deteriorating earnings quality. The team of Earnings Quality analysts, world renowned academicians, forensic accounting experts, and financial engineers identifies those companies with both the strongest and weakest earnings quality outlooks and produces detailed research reports identifying specific points of concern, including sustainability of earnings, customer concentration, inventory turnover, off-balance sheet obligations, option expensing, corporate governance, and pending legal matters. The Company maintains an exclusive marketing agreement to market, sell, and distribute Earnings Quality Analytics to investment firms, hedge funds, and mutual funds.

ChangeWave Insight

         ChangeWave Insight provides forward-looking sentiment of business activity in four broad industry segments: Information Technology, Telecom, Biomedical, and Consumer Electronics & Entertainment. Using a series of sophisticated polling and survey techniques, ChangeWave Insight measures sentiment of front-line industry professionals and decision-makers. By filtering and analyzing its survey data, ChangeWave Insight identifies and evaluates emerging business trends and formulates specific investment recommendations. The Company maintains an exclusive marketing agreement to market, sell, and distribute ChangeWave Insight to investment firms, hedge funds, and mutual funds.

La Jolla Economics

         La Jolla Economics employs a top down, macro economic approach to analyze and identify changing trends in the world's economies. Its service provides professional investors with insights and interpretations necessary to understand how the geopolitical events of today will impact their portfolios tomorrow. Focusing on the impact of fiscal and monetary policy changes on the economics and financial variables such as real GDP growth rates, inflation, the P/E ratio and the rates of returns on various asset classes, La Jolla Economics' work determines the impact on stock prices in the aggregate. In addition, it combines a macro view of political and economic research with a dynamic view of industry research to serve the full range of institutional clients' needs. The Company maintains a non-exclusive marketing agreement to market, sell, and distribute La Jolla Economics to investment firms, hedge funds, and mutual funds and maintains La Jolla Economics' website.

"Soft-Dollar" Revenue

         Soft-dollar revenue represents commissions received by brokerage firms as payment for research products or other brokerage services provided to institutional investors. During 2002, commissions generated from soft-dollar arrangements through our wholly-owned subsidiary, PCS Securities, Inc. which we acquired in December 2001, totaled $16,399,594. In exchange for soft-dollar trading commissions, PCS contracted with independent research providers to pay them a fixed dollar amount for their research production and, marketed the research to institutional investors. Effective April 30, 2003, the Company's PCS subsidiary was closed as part of a major restructuring of operations. See "Business-Recent Developments". Through April 30, 2003, revenue recognized from soft-dollar commissions during 2003 totaled $1,115,462. As discussed in Note D to the financial statements, all revenue and expenses related to PCS Securities, including soft-dollar commission revenue, are included in income (loss) from discontinued operations for both 2002 and 2003.

         Although certain of our customers arrange for the payment of their subscriptions to our research products using soft-dollar arrangements with third-party brokers, revenues recognized by the Company related to these subscriptions are classified as research services revenues. In these circumstances, we are paid in cash by our customers' third-party broker, and we have no involvement in the soft-dollar arrangement between them. Accordingly, no soft-dollar revenues are included in our results from continuing operations in 2003 or 2002.

Joint Venture

         During 2002, the Company entered into a Joint Venture agreement with Btech Investor, Inc. Pursuant to this agreement, both the Company and Btech Investor formed DPBT, LLC through which it jointly developed a web-based independent healthcare research service, BiotechTracker. This product was introduced in October 2002 and, during 2002 and 2003, was marketed exclusively by the Company. The joint development effort combined the Company's expertise and proprietary web-based technology platform with Btech's expertise in providing analysis of scientific, clinical and medical data to produce a state of the art interactive research and analytical product focused on biotechnology and pharmaceutical drug development.

         Effective October 31, 2003 the Company and Btech Investor agreed to dissolve the Joint Venture and to phase out the BiotechTracker research service. Subsequent to the dissolution agreement, the Company utilized the intellectual property it had developed under the Joint Venture to launch BioMedTracker in January 2004 as a replacement for BiotechTracker.

Strategic Development and Marketing Agreements
----------------------------------------------

         During 2002, the Company further increased its research product portfolio through a series of strategic development and marketing agreements with independent research providers. Under these agreements, the Company gains access to additional proprietary research products that it markets to its institutional clients, and provides web development, web distribution and support services using its proprietary technology platform. Agreements of this nature were finalized in 2002 related to the ChangeWave Insight, Earnings Quality Analytics and La Jolla Economics products currently being marketed by the Company. During 2003, we have focused our product development efforts more towards improving our existing products and developing new products. We believe higher profit margins are attained through the sale and marketing of research products developed in-house. Therefore, in 2003 we did not enter into any new marketing arrangements for the sale of research products developed by third parties.

Broker-Dealer
-------------

Our DP Securities, Inc. ("DPS") subsidiary is a broker-dealer registered with the National Association of Securities Dealers ("NASD"). DPS is in good standing with the NASD, but was inactive during 2003. In March 2004, DPS entered into a correspondent contract with Knight Equity Markets L.P. to enable the Company's clients to begin trading with Knight for the benefit of DPS. The Company expects commission revenue associated with this agreement to begin in the second quarter of 2004. In addition, in March 2004, DPS began doing business as Sagient Securities.

Competition
-----------

         The independent research and financial services industries are characterized by intense competition. We face competition in all aspects of our business and compete directly with, among others, traditional Wall Street research providers, independent research providers, brokerage firms of all sizes, and larger financial data providers. Specifically, we estimate there are as many as 500 independent research providers who compete with us to provide information, data, and investment recommendations to institutional investors. Many of these competitors, such as CFRA, Argus Research, Sidoti & Co. and Vista Research have longer operating histories, have significantly greater financial, personnel, marketing, research and other resources, have greater operating efficiencies, and have established reputations relating to product offerings and customer service. In addition, many of our competitors offer a wider range of services and financial products than we do. Over the past several years, the securities industry has become increasingly competitive. Numerous securities firms have either ceased operations or have been acquired by other firms and certain corporations with substantial financial resources, expertise and access to capital markets have entered the securities industry by acquiring leading securities firms.

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

         Our ability to maintain our competitive advantage in the financial data and research markets is centered on:

                  (i) our ability to create and/or acquire innovative financial data and research products that are readily marketable to our target client base;

                  (ii) our focus on a defined, yet very extensive, market niche; and our ability to continue to effectively market these services to our target client base.

         Each financial data and research product that the Company creates or acquires will be subject to its own unique set of competitive hurdles. For example the Company's flagship product, PlacementTracker, which focuses exclusively on the growing market for Private Investment in Public Equities, has two competing online PIPE information providers - CapitalIQ and PrivateRaise.com. Likewise, the Company's BioMedTracker has a number of competitors for independent biotech research, including Leerink Swan and Gerson Lehrman. The Company believes that its services provides subscription members with a great number of value-added services that are not available through either of the competitive products. The Company continually strives to maintain that competitive advantage through new service offerings and developments. Nevertheless, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share. We can provide no assurance that we will be able to compete effectively with current or future competitors for our current or future financial data and research products or that the competitive pressures we face will not harm our business.

Research Products
-----------------

         We market and distribute research and analytical products on a wide range of investment alternatives, including quantitative research, economic and sector analysis, contrarian and short selling research. Our products are either developed internally or obtained through marketing agreements with third party independent research providers. Those agreements provide for a fixed payment amount to the research provider for each research product sold and collected by the Company. The amounts charged vary by research product, but are generally dictated by the overall market rates of similar products. The Company has exclusive marketing rights to research products developed internally. For third-party research products we market, the Company may be in competition with the provider's internal marketing staff.

Sales and Marketing
-------------------

         We use our internal sales staff, currently comprised of four (4) employees, and marketing resources for our research products. Our internal marketing resources include directed marketing of our research product portfolio through our proprietary web-based technology platform.

          Research products marketed by the Company are generally sold on a subscription basis, with subscription periods ranging from three months to one year, and some contain automatic renewal provisions. Our relationship with our subscription customers is good. We have no one-subscription client that represents more than five percent of our subscription revenue and we maintain a low cancellation rate for the product. As we continue to grow, the ability to manage the marketing process in-house through highly skilled and educated institutional salespeople will continue to play a large role in the success of our Company.

Government Regulation
---------------------

Regulation of the Securities Industry and Broker-Dealers
--------------------------------------------------------

         Our broker-dealer subsidiary, DP Securities, is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the National Association of Security Dealers ("NASD"). The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. DP Securities is registered with the SEC and is a member of the NASD.

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

Effect of Net Capital Requirements
----------------------------------

         As a registered broker-dealer and member of the NASD, DP Securities is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

         In addition, the Uniform Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days. A change in the Uniform Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those parts of our operations that require the intensive use of capital and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. As of December 31, 2003, the minimum amount of net capital required to be maintained by DP Securities, Inc. was $5,000.

Application of Laws and Rules to Internet Business and Other Online Services
----------------------------------------------------------------------------

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights, and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. When the Securities Act of 1933, as amended ("Securities Act"), which governs the offer and sale of securities, and the Securities Exchange Act of 1934, which governs, among other things, the operation of the securities markets and broker-dealers, were enacted, such acts did not contemplate the conduct of a securities business through the Internet and other online services. The recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Although the SEC, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business. As our research services are available over the Internet in multiple jurisdictions, and as we have numerous clients residing in these jurisdictions, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such jurisdiction. Failure to qualify as an out-of-state or foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.

Intellectual Property
---------------------

         We use a combination of trademark, copyright and trade secret laws to protect our proprietary intellectual property.

         In January 2004, we filed trademark applications with the United States Patent and trademark Office ("USPTO") under International Classes 35, 36 and 42 for SAGIENT RESEARCH (TM).

         PCS Securities claims common law ownership of each of the following trademarks: PCS; PCS Securities, Inc., and PCS block design. In January 2003, we entered into a Trademark Assignment and License Back Agreement with Raymond Hill and Susanne Pruitt, pursuant to which we assigned the rights to the PCS trademark to Mr. Hill and Ms. Pruitt (or their nominee) and also received a license to use the PCS trademark until January 31, 2004. As of January 20, 2004, the Company ceased utilizing the PCS trademark, and began doing business as Sagient Research Systems.

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

PCS Securities, Inc.
--------------------

         As of December 14, 2001, the Company, PCS Merger Corp., a Washington corporation and wholly owned subsidiary of the Company ("MergerSub"), PCS Securities, Inc., a Washington corporation ("PCS"), Susanne S. Pruitt ("Pruitt") and Raymond A. Hill, III ("Hill") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which on December 21, 2001, MergerSub merged with and into PCS (the "Merger"). On December 21, 2001, the holders of common stock of PCS received an aggregate of 10.5 million shares of the Company's common stock in exchange for all of the issued and outstanding shares of capital stock of PCS. Immediately prior to the Merger, Pruitt and Hill owned 51% and 49% of the total number of shares of common stock of PCS outstanding, respectively. By virtue of the Merger, Pruitt received 5,355,000 shares of the Company's common stock and Hill received 5,145,000 shares of the Company's common stock. The Company also agreed to pay as part of the purchase price a cash adjustment based upon the Net Tangible Book Value (as defined) of PCS as of December 31, 2001. The Company accrued $700,000 for the additional purchase price consideration based on information provided by the former owners of PCS Securities, Inc., $500,000 of which became due and payable on March 29, 2002. The Company obtained an extension of this payment due date, and in July 2002, paid an aggregate amount of $565,926 to Ms. Pruitt and Mr. Hill based on the final determination by the parties.

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

         In connection with the decision to close the PCS subsidiary, in January 2003 the Company entered into an agreement with Ms. Pruitt and Mr. Hill pursuant to which the Company agreed to transfer ownership of the name "PCS" and trademarks related to such name (the "Trademarks") as well as a list of PCS customers to Ms. Pruitt and Mr. Hill (or their designee) in exchange for the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. In addition: (i) each of Ms. Pruitt and Mr. Hill agreed to resign as directors of the Company and Ms. Pruitt has resigned as an executive officer of the Company and the President of PCS; (ii) each of the parties have terminated their rights under the employment agreement between Ms. Pruitt and the Company and the consulting agreement between Mr. Hill and the Company, and other certain agreements among them and executed general releases in connection therewith; (iii) the Company and Ms. Pruitt and Mr. Hill entered into a Trademark Assignment and License-Back Agreement, pursuant to which the Trademarks were assigned to Ms. Pruitt and Mr. Hill and the Company has been granted the right to use the PCS trademark until January 31, 2004; (iv) Ms. Pruitt and Mr. Hill agreed to pay to the Company an aggregate of $250,000 over a period of two years assuming that certain conditions are satisfied; (v) PCS agreed to repay its outstanding line of credit (the "Line of Credit") and the Company and PCS agreed not to increase the amount outstanding under the Line of Credit; (vi) Pruitt and Hill jointly and severally agreed to repay the Line of Credit by June 30, 2003 in the event that there is an outstanding balance as of such date and assuming that the amount owed under the Line of Credit has not been increased; (vii) until the earlier of June 30, 2003, or the date on which the Line of Credit is repaid in full, Ms. Pruitt and Mr. Hill shall have full management control of PCS; (viii) Ms. Pruitt and Mr. Hill agreed to repay all customer credit balances existing as of June 30, 2003; (ix) the Company granted a non-exclusive two year license to use the Company's InterLeads software to Ms. Pruitt and Mr. Hill, or their designee; and (x) the Company agreed to use a designee of Ms. Pruitt and Mr. Hill as the Company's preferred brokerage firm for soft dollar transactions.

         As of April 30, 2003 the wind down of the PCS Securities business was completed, and the PCS Securities subsidiary was closed.

Credit Facilities
-----------------

         The Company obtained a $3,000,000 revolving credit facility from Bear Stearns, a U.S. brokerage firm (the "Lender"), in connection with the merger with PCS Securities in December 2001. At December 31, 2002, borrowings outstanding under this revolving credit facility totaled $2,891,975. At that date, the credit facility was secured by $500,000 in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two former owners of PCS Securities.

         In connection with the Company's decision to close its PCS Securities subsidiary during 2003 and the agreement reached with the former owners of PCS Securities pursuant to which the Company agreed not to draw any additional funds from the credit facility subsequent to January 1, 2003, the parties agreed that the Company would transfer the remaining $500,000 restricted cash deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through the Lender would be applied against the outstanding balance of the credit facility.

         As a result of the security deposit balance transfer in February 2003, and commissions applied subsequent to January 1, 2003, the outstanding balance of the credit facility was paid in full as of April 30, 2003, and the credit facility and related promissory note were cancelled.

Convertible Debentures
----------------------

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

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain was recognized. At December 31, 2003, the restructured convertible debt principal totaled $1,468,991 of which $564,747 is classified as the current portion. Following is a summary of primary terms of the restructured agreements:

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

Employees
---------

         As of March 23, 2004 we currently employ 16 persons full-time, and 2 part-time. Of these employees, 4 are in corporate management and administration, 3 are in technology operations, 4 are in sales and marketing and 7 are research analysts. Our staff includes 6 licensed brokers with the NASD. Our NASD registered representatives are required to take examinations administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination of employment. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon growth of our business.

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

Our Financial Statements Include A Going Concern Opinion From Our Outside Auditors.

         The Company received a going concern opinion on its financial statements for fiscal years ended December 31, 2003, and 2002. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

Our Restructuring May Not Be Effective.

         During 2003, we commenced a significant realignment for the purpose of focusing our resources on the development and marketing of our independent research business. There is no assurance that sufficient revenue will be generated and/or that we have reduced our costs sufficiently or soon enough to ensure our future success. If we do not increase revenues from our independent research business and/or reduce our costs sufficiently or quickly enough, we may not have sufficient cash available to operate our business until it can become profitable.

The Market For Research Services Is Dependent on Stock Market Conditions and Other Factors Outside of Our Control.

         The market for research services has fluctuated significantly over the last several years, and in large part is tied to stock market performance and overall economic conditions. Subscriptions for our products are generally paid for out of research budgets of the mutual fund, hedge fund or other financial services clients. These budgets can be negatively impacted by several factors including stock market performance, performance of specfic funds under management, economic conditions and uncertainties related to world events such as military actions or terrorist threats/attacks. As a result, fund managers may delay their purchasing of new independent research or cancel existing subscriptions in which case our business, financial condition and results of operations may be materially and adversely affected.

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

We Have A Very Limited Number Of Products And We May Not Be Able To Develop New Products Or Enhance Existing Products On A Timely Basis.

         We market and distribute a small number of research products, many of which were introduced during fiscal year 2002. We expect that revenues from these products will continue to account for the majority of our total revenues. To be competitive, we must develop and introduce on a timely basis new products and product enhancements which meet the needs of our customers. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

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

We Have Incurred Net Losses and Accumulated Deficit to Date.

         We were formed in 1999 for the purpose of developing a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Since we commenced our business operations in 2000, we have a very limited operating history. For the years ended December 31, 2003 and 2002, the Company had net losses of $1,459,736 and $25,238,062, respectively. As of December 31, 2003, our accumulated deficit totaled $31,142,424. Like any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be no assurance that we will successfully implement our business plan in a timely or effective manner. There can be no assurance that the Company will not continue to incur net losses in the future or that it will be able to operate profitably.

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

Our Business May Be Adversely Affected By Changes In Regulations Governing Soft Dollar Payments For Research Products.

         Recent proposals by the SEC and certain industry trade groups have proposed a change or outright ban to the use of "soft-dollars" by mutual funds and hedge funds to pay for third party independent research. These funds use "soft-dollars" by enabling their primary brokerage firms to pay research and research-related invoices on their behalf in exchange for directing trading commissions to those brokerage firms. While the extent of future regulatory changes, if any, with respect to soft dollar arrangements is uncertain, should the regulations governing the use of "soft dollars" be dramatically changed or completely banned, the Company's ability to market and receive payment for its research services may be adversely impacted. As a result, the Company business, results of operations, and prospects could be materially and adversely affected.

If Our Efforts To Attract Customers Are Not Successful, Our Revenue Growth Will Be Adversely Affected.

         We must continue to attract and retain customers. To succeed, we must continue to attract a large number of customers who have traditionally used alternative suppliers of research products and/or brokerage services. Our ability to attract and retain customers will depend in part on our ability to consistently provide our customers with unique and proprietary research services. If customers do not perceive our services to be of high quality, or if we introduce new services or products that are not favorably received by them, we may not be able to attract or retain customers. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers, and as a result, our revenue growth will be adversely affected.

Increases In The Cost Of Delivering Research Products Would Adversely Affect Our Gross Margins And Marketing Expenses.

         We maintain marketing relationships with a number of independent research providers. Those relationships provide for a fixed payment amount to the research provider for each research product sold and collected by the Company. The payment amounts vary by research product and provider, but are generally dictated by the overall market rates of similar products. Increases in our cost of acquiring and customizing research products will adversely affect our gross margins if we are unable to raise the prices charged to our customers to offset the increase.

If We Do Not Correctly Anticipate Our Short And Long-Term Needs For Research Products, Our Customer Satisfaction And Results Of Operations May Be Affected Adversely.

         We may not develop or acquire the type, manner and form of research products to meet the demands of our customers. If we do not accurately forecast customer demand for new research products, our customer satisfaction and operating results will be harmed. If we underestimate the need for particular research products, our customers may become dissatisfied and terminate their subscriptions with us.

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

Our Revenues are Highly Dependent on Services Provided to the Company by Independent Research Providers.

         A number of research products distributed by the Company are produced by independent research analysts and are subject to development and marketing agreements with limited terms. If we are unable to negotiate future service agreements or if the price of research products that we purchase increases, our revenues and/or gross margin may be affected adversely.

Variations In Our Quarterly Operating Results Could Cause Our Stock Price To Fluctuate.

         The timing of our revenue depends on a number of factors that are outside of our control. To the extent that revenues are delayed, we may fail to meet the quarterly expectations of stock market analysts or investors.

If We Become Subject To Liability For The Research Products That We Deliver, Our Results Of Operations Would Be Affected Adversely.

         As a seller of research products, we face potential liability for libel, negligence, securities fraud, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. If we become liable for claims, our business may suffer as a result of costs associated with litigation to defend these claims and possible damage awards. Costs associated with defending any such action, or any potential damage awards related to such claims, will have an adverse affect on our financial condition and results of operations.

Our Directors And Executive Officers Control Approximately 70% Of Our Common Stock And May Have Interests Differing From Those Of Other Stockholders.

         As of March 12, 2004, our directors and executive officers own approximately 70% of our outstanding common stock. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder your ability to receive a premium for your shares.

If We Do Not Continue To Develop And Enhance Our Products And Services In A Timely Manner, Our Business May Be Harmed.

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

       Any such systems failure that interrupts our operations could seriously harm our business. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our future success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The secure transmission of confidential information over public networks is a critical element of our operations. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. To the best of our knowledge, to date, we have not experienced any security breaches in the transmission of confidential information. Moreover, we continually evaluate advanced encryption technology to ensure the continued integrity of our systems. However, we cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by us and our vendors to protect client transactions and other data. Any compromise of our systems or security could harm our business.

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

We Depend On A Limited Number Of Key Personnel Who Would Be Difficult To
Replace.

         Our success depends significantly on the continued services of our senior management, especially Brian M. Overstreet, our company's founder, Chief Executive Officer and President. Losing Mr. Overstreet or any of our Company's other key executives, including Robert Kyle, our company's Executive Vice President, General Counsel and Secretary, Matthew Kliber, our Company's Executive Vice President, Director of Research, or Henry Duong, our Company's Chief Operating Officer could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. We have employed many of our key executives for a long period of time. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations.

Our Growth Will Be Limited If We Are Unable To Attract And Retain Qualified Personnel.

         Our future success depends in significant part on our ability to retain our key technical staff, business development managers, and management and marketing personnel. In addition, we must continue to attract and retain qualified professionals to perform services for our existing and future clients. Competition for highly qualified technical, business development, and management and marketing personnel is intense. We have in the past experienced difficulty attracting new personnel. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

If We Cannot Adequately Protect Our Intellectual Property, Our Competitiveness May Be Harmed.

     Our success and ability to compete depends to a significant degree on our intellectual property. We rely on copyright and trademark law, as well as trade secrets and confidentiality arrangements, to protect our intellectual property. Our competitors or others may adopt product or service names similar to our trademarks thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect our intellectual property could seriously harm our business. Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

         o        enforce our intellectual property rights;
         o determine the validity and scope of the proprietary rights of others; or
         o        defend against claims of infringement or invalidity.

         Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business.

We, Through Our Broker-Dealer Subsidiary, Are Subject To Regulation By The SEC, State Regulators, And The NASD.

         The securities industry in the United States is subject to regulation under both federal and state laws. The SEC, the NASD, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. If any of these events occur to our broker-dealer subsidiary, our business and reputation could be seriously harmed. Broker-dealers are subject to regulations covering many aspects of the securities business, including:

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

Substantial Dilution May Occur From The Exercise of Outstanding Options and Warrants or the Conversion of Convertible Debentures.

         As of December 31, 2003 the Company had outstanding (i) options to purchase an aggregate of 3,040,000 shares of Common Stock at exercise prices ranging from $0.08 to $2.60 and (ii) 663,906 warrants outstanding exercisable for shares of Common Stock of exercise prices ranging from $0.086 to $2.30. In addition, the Company has 675,000 performance warrants outstanding, each of which is exercisable at $.001 per share, upon the satisfaction of certain performance targets. Holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while its options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. Moreover, the Company borrowed $1.6 million in December 2001 from certain institutional investors and issued convertible debentures and warrants in connection therewith. Based on the restructuring of these debentures completed in February 2003, the outstanding principal balance of these debentures of $1,468,991 at December 31, 2003 was convertible in to 7,344,955 shares of the Company's common stock. See "Business - Convertible Debentures"

There is No Assurance That An Active Public Trading Market Will Develop.

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

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions.

         Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. Each publicly traded company is required to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Securities and Exchange Commission or The Nasdaq stock market to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade. Should this occur, the price of our shares of common stock could most likely decline and stockholders may have difficulty selling shares of the Company's common stock.


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


Item 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matters were submitted to a vote of the holders of the Company's common stock during the last fiscal quarter of our fiscal year ended December 31, 2003.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of common stock trade on the OTC Bulletin Board. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the two-year period ended December 31, 2003 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  COMMON STOCK

                           High        Low                                  High        Low
                           -----      -----                                 -----      -----
2003                                               2002
----                                               ----
Quarter ended                                      Quarter ended
March 31, 2003             $0.11      $0.07        March 31, 2002           $2.40      $1.50

Quarter ended                                      Quarter ended
June 30, 2003              $0.08      $0.05        June 30, 2002            $2.00      $0.55

Quarter ended                                      Quarter ended
September 30, 2003         $0.16      $0.06        September 30, 2002       $0.65      $0.25

Quarter ended                                      Quarter ended
December 31, 2003          $0.19      $0.08        December 31, 2002        $0.40      $0.07

         On March 23, 2004, the closing price as reported by the OTC Bulletin Board was $0.30 for each share of common stock. As of March 23, 2004, there were 23,075,336 shares of Common Stock outstanding, held of record by 534 record holders and approximately 644 beneficial owners.

Equity Compensation Plan Information

         Information regarding equity compensation plans, including stockholder approved plans and non-stockholder approved plans is set forth in the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2003, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Act").

         In April 2003, an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants by officers of the Company.

         In September 2003 150,000 shares were issued in connection with the exercise of 150,000 performance warrants.

         Each of the foregoing shares were issued pursuant to Section 4(2) of the Act. See Note "L" to the Company's Financial Statements.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2003 and 2002.

         Historical results and trends should not be taken as indicative of future operations, especially in light of the Company's recent restructuring. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risk factors faced by us described in the "Business" section starting on page 16 could materially affect the Company's financial results.

GENERAL OVERVIEW

         PCS Research Technology, Inc., based in San Diego, California and incorporated in Delaware in 1999, is a publisher of independent research for the institutional investment community. We use proprietary technology platforms to distribute financial data, research, and analytics to mutual funds, hedge funds, and investment banks. We operate our business activities through the parent entity, PCS Research Technology, Inc. ("PCS Research", "we", or the "Company") and through our wholly owned subsidiary, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California.

         During 2002, our DPS subsidiary generated commission and placement fee revenues through investment banking and institutional trading activities. As a result of the closing of the trading desk in the third quarter of 2002, and the change of our business focus in 2003 to stop all investment banking activities, no revenues were generated by DPS from these activities during 2003.

         During 2002, and through April 30, 2003 we also operated through our wholly owned subsidiary PCS Securities, Inc. ("PCS Securities" or "PCS"), a broker-dealer incorporated in the State of Washington. PCS Securities was closed in 2003, and accordingly, all activities related to PCS Securities have been accounted for as discontinued operations.

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

Revenue Recognition
-------------------

         Research services revenue represents revenue from providing individual custom reports or reports on a monthly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

         Consulting services revenue represents fees from consulting services performed by DPBT, LLC and computer programming services performed by the Company. Consulting fees related to services performed by DPBT are based on customer-determined points awarded at the end of each quarter, and are recognized in the period in which the determination is made and communicated to DPBT. Consulting fees related to computer programming services are recognized during the period that such services are provided.

         Placement fees include gains, losses and fees, net of syndicate expenses, arising from private equity and debt offerings in which the Company participated as an underwriter or agent. The fees are recorded when the offering was completed and the income was reasonably determinable. Referral fees related to placement transactions are expensed when the revenue is recognized.

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

         As of December 31, 2002, the unamortized amount of certain identifiable intangible assets, and the entire amount of goodwill previously capitalized in connection with the PCH asset acquisition and the PCS merger in 2001, in the aggregate amount of $17,996,958, was evaluated for impairment and written off. The income (loss) from discontinued operations includes $17,073,874 of this impairment loss.

         As of March 31, 2003 the remaining identifiable intangible asset balance of $4,127,702, previously capitalized in connection with PCS Securities merger, were relieved through discontinued operations in 2003.


RESULTS OF OPERATIONS

         Based on the closing of our PCS Securities subsidiary in 2003, the consolidated statements of operations presented for 2003 and 2002 has been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002.
--------------------------------------------------------------------------

Loss From Continuing Operations                           2003              2002
                                                    ----------        ----------
Revenues
  Research services                                 $2,015,848        $1,023,255
  Consulting services                                  110,250                --
  Commissions and other fees                                --           645,391
  Placement fees                                            --           418,700
  Interest and other                                     1,253            36,918
                                                    ----------        ----------
                                                    $2,127,351        $2,124,234
                                                    ==========        ==========

Revenue

         Research services revenues for 2003 increased by 97% to $2,015,848 compared to $1,023,255 for 2002. The increase in research services revenues is due to an increased number of research products being marketed, and increased sales and marketing efforts.

         Revenues earned for consulting services in 2003 increased by $110,250 as a result of $99,000 in consulting fees generated by DPBT, LLC, and $11,250 for computer programming services generated by PCS Research for which there was no comparable activity in the 2002.

         During 2002, commissions and placement fee revenues generated through DPS were $645,391 and $418,700, respectively. In 2003 there were no commissions or placement fees earned by the Company due to the closing of its trading desk in the third quarter of 2002 and its change of strategic focus to the development, marketing and distribution of independent research products and services, and the de-emphasis on its investment banking activities in 2003.

                                                            2003         2002
                                                         ----------   ----------
Operating Expenses
   Compensation and benefits                             $1,369,965   $4,042,193
   General and administrative                               807,485    2,593,105
   Product research expenses                                545,065      141,852
   Depreciation and amortization                            279,038      301,855
   Minority interest expense                                115,976       32,356
   Impairment losses related to intangibles and goodwill         --      923,084
   Commissions and finders' fees                                 --      359,575
   Clearing and execution costs                                  --       24,197
                                                         ----------   ----------
                                                         $3,117,529   $8,418,217
                                                         ==========   ==========

Compensation and Benefits

         Compensation and benefits decreased by 66% in 2003 to $1,369,965 compared to $4,042,193 in 2002. This decrease is due primarily to the discontinuation of compensation (salaries, bonuses, etc.) totaling $2,150,000 to the former owners of PCS Securities. Such compensation was terminated in connection with the discontinued operations and the agreement reached between the Company and the former owners related to the sale of certain PCS Securities' assets. Also contributing to the decrease in compensation and benefits were reductions in staff personnel resulting in a net cost savings during 2003 of $557,000, and a decrease in employer payroll taxes of $61,000 resulting from the reduced compensation in 2003. Partially offsetting these decreases was an increase in commission expense of $97,000 during 2003.

General and Administrative Expenses

         General and administrative expenses decreased by 69% to $807,485 in 2003 compared to $2,593,105 in 2002. This decrease is primarily due to the cancellation of a consulting agreement with a former owner of PCS Securities resulting in savings of $1,150,000.

         Also contributing to the decrease in general and administrative expenses in 2003 were decreases in legal fees of $233,380, accounting fees of $156,648, rent expenses related to office space, travel and entertainment expenses of $53,709, and public/investor relations expenses of $53,030.

Product Research Expenses

         Product research expenses represent costs associated with generating research services revenues. During 2003 such costs increased by 284% to $545,065 compared to $141,852 in 2002. This increase resulted from a combination of higher research services revenues in 2003 and a higher percentage of research products sold from third-party research providers in 2003, which have a higher cost than research products produced in-house.

Depreciation and Amortization

         Depreciation and amortization expense decreased by 8% to $279,038 in 2003 from $301,855 in 2002. This decrease resulted primarily from the write off of identifiable intangibles assets in the third quarter of 2002 related to the PCH acquisition as discussed below in "Impairment Losses Related to Intangibles and Goodwill." Amortization expense of $34,971 related to these assets was recorded in 2002. Partially offsetting this decrease in amortization, were increases in depreciation during 2003 associated with the Company's capitalized computer equipment and software.

Minority Interest in Subsidiary Net Income

         Minority interest was $115,976 during 2003 compared to $32,356 during 2002, and represents the income attributable to minority member's interest in DPBT, LLC, a joint venture formed in September 2002 between the Company and Btech Investor, Inc. Through the joint venture, DPBT, LLC developed and introduced BiotechTracker, a proprietary web-based research service, focused on research, analysis and valuation of the drug development pipelines of biotechnology and pharmaceutical companies. The increase in 2003 is due to primarily to an increase in income generated by the joint venture in 2003. Effective October 31, 2003 the Company and Btech Investor agreed to dissolve the joint venture and to phase out the BiotechTracker research service. Subsequent to the dissolution of the joint venture, the Company used the intellectual property it had developed as part of the joint venture to launch the BioMedTracker service in January 2004 as a replacement for BiotechTracker.

Impairment Losses Related to Intangibles and Goodwill

         During 2002, the Company recorded an impairment loss totaling $923,084 related to the amortization of identifiable intangible assets and goodwill originally recorded as a result of the PCH acquisition in the fourth quarter of 2001. These assets were written off effective June 30, 2002 in connection with the Company's decision, in August 2002, to close its in-house trading desk operations. There were no similar charges in 2003.

Commissions and Finders' Fees

         During 2002, the Company recorded expenses related to commissions and finders' fees totaling $359,575. These costs represent third-party referral fees paid by the Company in connection with completed debt or equity placements during the 2002 period. There were no similar charges in 2003.

Clearing and Execution Costs

         Clearing and execution costs incurred in 2002 were $24,197 and represent fees charged by clearing brokers in connection with DPS institutional trading activities. There were no similar expenses incurred in 2003 due to the closing of the trading desk during the third quarter of 2002.

Other Expenses

Interest Expense

         Total interest expense for 2003 decreased by 73% to $643,676 compared to $2,381,781 in 2002. The 2003 interest expense includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001, and $226,486 net of interest charges related to notes payable, outstanding credit line balances and finance charges. Included in the 2002 amount were non-cash interest charges of $1,638,414 related to the amortization of discounts recorded in connection with the Company's convertible debt entered into during the fourth quarter of 2001, $329,098 related to liquidated damages accrued in connection with the Company's failure to comply with registration requirement provisions contained in the convertible debt agreements and net interest charges of $414,269 related to notes payable, outstanding credit line balances and finance charges. The decrease in 2003 interest expense is primarily due to decreases of $1,228,886 from debt discount amortization and $329,098 from liquidated damages, and a decrease of $159,191 in interest from the Bear Stearns credit facility resulting primarily from lower average balances outstanding during the 2003.

Loss From Continuing Operations
-------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 81% to $1,633,854 in 2003 from $8,675,764 in 2002.

Income (Loss) from Discontinued Operations
------------------------------------------

         Income from discontinued operations represents the net revenue and expense activity from PCS Securities and includes the following:

                                                                2003            2002
                                                            ------------    ------------
Revenues
  Commission and other fees                                 $  1,115,463    $ 16,400,822

Expenses
  Compensation and benefits                                           --           7,100
  Independent research expense                                   775,817      10,775,329
  Execution and clearing costs                                   146,856       2,638,666
  Amortization of identifiable intangibles                            --       2,217,432
  General and administrative expense                                 420         250,719
  Impairment loss related to intangibles and goodwill                 --      17,073,874
                                                            ------------    ------------
    Total expenses                                               923,093      32,963,120
                                                            ------------    ------------

                                                                 192,370     (16,562,298)

    Loss on transfer of assets of discontinued operations        (18,253)             --
                                                            ------------    ------------

    Income (loss) from discontinued operations              $    174,117    $(16,562,298)
                                                            ============    ============

Commission and Other Fees - Discontinued Operations
---------------------------------------------------

         Commission and other fees decreased by 93% to $1,115,463 in 2003 compared to $16,400,822 in 2002 as a result of the Company's decision to close its PCS Securities subsidiary during January 2003. Based on this decision, PCS Securities did not write any new business in 2003, and as such, revenues recognized for the year ended December 31, 2003 were limited to the recognition of deferred revenue associated with research subscriptions sold in 2002.

Independent Research Expense - Discontinued Operations
------------------------------------------------------

         Independent research expense decreased by 93% to $775,817 in 2003 compared to $10,775,329 in 2002. This was also due to the Company's decision to close PCS Securities, and the resulting lower commission and other fee revenues, and related independent research expense.

Execution and Clearing Costs - Discontinued Operations
------------------------------------------------------

         Execution and clearing costs decreased by 94% to $146,856 in 2003 compared to $2,638,666 in 2002. This decrease is due to reduced commission levels resulting from the discontinued operations of the PCS Securities business.

Amortization of Identifiable Intangibles - Discontinued Operations
------------------------------------------------------------------

         During 2002, $2,217,432 was charged as amortization expense in connection with identifiable intangible assets recorded as part of the merger with PCS Securities completed in the fourth quarter of 2001. During 2003 no similar expenses were recorded since these assets were held for sale subject to the asset transfer agreement and no longer amortized.

General and Administrative - Discontinued Operations
----------------------------------------------------

         General and administrative expenses decreased by 99.8% to $420 in 2003 from $250,719 in 2002 as a result of the discontinued operations of PCS Securities.

Impairment Loss Related to Intangible and Goodwill - Discontinued Operations
----------------------------------------------------------------------------

         During 2002, the Company recorded non-cash expenses totaling $17,073,874 related to the write off of all of the goodwill, and the majority of the unamortized portion of identifiable intangible assets, that were originally capitalized in connection with the PCS Securities acquisition in the fourth quarter of 2001. These assets were written off in the fourth quarter of 2002 as a result of the Company's decision to discontinue the operations of PCS Securities during 2003. There were no similar charges in 2003 as the write off of the remaining balance of identifiable intangible assets related to the PCS Securities acquisition at December 31, 2003, $4,127,702 was included in the calculation of loss on transfer of assets described below.

Loss on Transfer of Assets - Discontinued Operations
----------------------------------------------------

         In connection with the Company's agreement to transfer the PCS trademark and customer list to the former owners of PCS, in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individuals, the Company recorded a loss of $18,253 on the transfer of assets during 2003. The components of the loss are summarized below:

Consideration received:
Cash                                                             $   250,000(a)
Credit line repayment                                              1,076,556(b)
Accrued liabilities relieved:
   Accrued compensation payable to related parties                 1,271,281(c)
   Accrued research services - net                                   398,723(d)
Surrender and cancellation of common stock                           721,000(e)
Other                                                                391,889(f)
                                                                 -----------
Total consideration                                                4,109,449

Carrying value of intangible assets transferred                   (4,127,702)(g)
                                                                 -----------

Loss on transfer of net assets                                   $   (18,253)
                                                                 ===========

         (a) Represents a $250,000 receivable from the former owners of PCS over 2 years pursuant to the asset transfer agreement ($35,833 of which has been received and $151,667 of which is classified as current assets as of September 30, 2003), subject to certain conditions as defined in the agreement.
         (b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners.
         (c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS. Securities forgiven in connection with the wind-down.
         (d) Net customer credit balances of PCS subsidiary assumed by former owners.
         (e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
         (f)      Additional net assets realized in connection with transaction.
         (g) Carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.

Net Income - Discontinued Operations
------------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net income from discontinued operations was $174,117 for 2003, compared to a net loss of $16,562,298 in 2002.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Report of Independent Certified Public Accountants and Notes to Consolidated Financial Statements for the Company's December 31, 2003 audited financial statements include a "going concern" qualification that states there is "substantial doubt" about our ability to continue as a going concern due to the Company's lack of profitability, negative working capital and loss of revenue associated with the closure, during 2003, of our PCS Securities subsidiary.

         At December 31, 2003, our current liabilities exceeded our current assets by $1,988,006, and we had $54,348 of cash and cash equivalents to meet our immediate short-term liquidity requirements. Whereas management believes based on expected increases in research services revenues and expected continued improvement in operating results, our anticipated cash flow from operations could be adequate to fund operations for the 2004 fiscal year. However, there can be no assurance that the Company will not require additional financing during 2004, or if additional financing is required, any such financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

Financing Activities

Credit Facilities

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only on a monthly basis, based on the outstanding principal balance. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of December 31, 2003 the interest rate on the note was 8.75%.

         Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

         As of December 31, 2003 the outstanding principal balance under the credit line was $100,000.

         The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

Credit Facility-Bear Stearns
----------------------------

         In December 2001 the Company obtained a $3,000,000 working capital credit facility from Bear Stearns in connection with the merger with PCS Securities. The credit facility was originally secured by $1.5 million in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two former owners of PCS Securities. In July 2002 the Lender released $1,000,000 of the cash collateral in connection with discussions between the parties to restructure the credit facility. The primary focus on these discussions was to increase the maximum amount available under the credit facility, and to release all, or a portion of the security deposit and guarantees contained in the original agreements. These discussions were terminated December 2002 when it became clear that acceptable terms could not be reached. As of December 31, 2002 the outstanding balance owed on the credit facility was $2,891,975.

         In connection with the Company's decision to close PCS Securities during 2003 and the agreement reached with the former owners of PCS Securities, the Company agreed not to draw any additional funds from the Bear Stearns credit facility. Furthermore, the parties agreed the Company would transfer the remaining $500,000 security deposit balance to pay down the outstanding credit facility balance, and all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through Bear Stearns would be applied against the outstanding balance of the credit facility.

         As a result of the security deposit balance transfer in February 2003 and commissions applied subsequent to January 1, 2003, the outstanding balance of the credit facility was reduced to $386,194 by March 31, 2003 and paid in full by April 30, 2003.

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

         In November 2002 the Company made a partial prepayment of principal in the amount of $215,686.

         At December 31, 2002 debentures with an aggregate principal balance of $1,384,314, were carried net of unamortized discounts of $417,189 related to the intrinsic value of the beneficial conversion feature, which is inclusive of the effect of conversion price resets, and the warrants.

         In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and accordingly, no gain or loss was recognized. At December 31, 2003 the restructured convertible debt principal totaled $1,468,991 of which $564,747 is due within one year and is classified as the current portion.

         Following is a summary of primary terms of the restructured agreements:

$1,250,000 Original Principal Amount Note
-----------------------------------------

         The original debenture was amended pursuant to which the principal balance was changed to $1,425,000. The amended principal balance includes the original principal amount plus accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The remaining balance of accrued interest at February 28, 2003, totaling $26,736, was paid by the Company and $125,000 of accrued liquidated damages were waived by the debenture holder. The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 per month thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100.

         The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant to purchase 160,000 shares of the Company's common stock that were included in the original debenture at a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of December 31, 2003 the outstanding principal balance was $1,313,991, of which $564,747 was a current liability and $749,244 was a long-term liability.

         In October 2003 the debenture holder agreed to defer scheduled principal payments originally due on October 28, 2003, November 28, 2003 and December 28, 2003, and to add the deferred principal payments to the amount due with the final payment on December 28, 2005.

$350,000 Original Principal Amount Note
---------------------------------------

The original debenture was amended pursuant to which the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment which was $215,686 in November 2002, plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844 were waived by the debenture holder. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance may be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture at a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of December 31, 2003 the outstanding principal balance was $155,000, all of which was reflected as a long-term liability.

Promissory Notes
----------------

         On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November 2002 the Company paid interest accrued through October 31, 2002 totaling $42,875 and received and extension of the maturity date on the note to May 15, 2003. In May 2003 the Company received an extension of the maturity date on the note to July 16, 2003, and in July 2003, the maturity date was extended to January 1, 2004. In December 2003 the maturity date was extended again to July 1, 2004. During 2003 the Company recorded interest expense in connection with this note totaling $45,000, and as of December 31, 2003 total interest payable in connection with these loans was $52,625.

         On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with the loans, the Company issued notes to lender that are unsecured, bear interest at 12% and matured on May 14, 2003, October 31, 2003 and July 1, 2003, respectively. During 2003 the maturity dates for all three notes were extended to July 1, 2004. During 2003 the Company recorded interest expense in connection with these notes totaling $22,500, and as of December 31, 2003 total interest payable in connection with these loans was $26,260.

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

In connection with the agreement entered into between the Company and the former owners of PCS in February 2003 and the winding down of the PCS Securities subsidiary, the parties agreed that these accrued amounts would not be paid by the Company, and that the respective employment and consulting agreements would be terminated.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
Arrangements

The following summarizes our contractual obligations, commercial commitments and off-balance sheet arrangements at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                    Amount of Commitment Expiring by Period
                       --------------------------------------------------------------
                       Less Than      1 - 3        3 - 5        Over 5
                         1 Year       Years        Years        Years        Total
                       ----------   ----------   ----------   ----------   ----------
Notes payable          $  487,500   $       --   $       --   $       --   $  487,500
Convertible debt (a)      564,747      904,244           --           --    1,468,991
Lease commitments         135,455      427,366           --           --      562,821
                       ----------   ----------   ----------   ----------   ----------
Total                  $1,187,702   $1,331,610   $       --   $       --   $2,519,312
                       ==========   ==========   ==========   ==========   ==========

(a) Based on restructuring of convertible debt effective February 28, 2003

Recent Accounting Pronouncements

         There are no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations. See accompanying notes to consolidated financial statements for a description.



Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Financial Statements following Item 15 of this Annual Report on Form 10-KSB.


Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 8, 2003, the Company dismissed the accounting firm of Grant Thornton LLP ("Grant Thornton") as the independent accountant to audit the Company's financial statements.

         The reports of Grant Thornton on the Company's financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The December 31, 2001 report did not contain any uncertainties. However, the December 31, 2002 report was modified as to an uncertainty relative to the Company's ability to continue as a going concern.

         The Company's Board of Directors approved the dismissal of Grant Thornton.

         During the two most recent fiscal years and any subsequent interim period preceding Grant Thornton's dismissal, there were no disagreement(s) with Grant Thornton on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         No "reportable events" (as defined in Item 304 (a) (1) (v) of Regulation S-K) occurred during the Company's two most recent fiscal years and any subsequent interim period preceding the accounting firm of Grant Thornton's dismissal.

         The Company has requested that Grant Thornton furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Grant Thornton agrees with the above statements. A copy of such letter is attached hereto as Exhibit 16.1.

         The Company engaged Peterson & Co., LLP ("Peterson"), as its new independent accountants as of September 12, 2003. Prior to such date, the Company did not consult with Peterson regarding (i) the application of accounting principles to a specified transaction, either completed or proposed,
(ii) the type of audit opinion that might be rendered by Peterson on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

ITEM 8A. Controls and Procedures

       An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2003 was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

       The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.


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

   10.02*         Employment Agreement between the Company and Robert Kyle.

   10.03*         Employment Agreement between the Company and Matthew Kliber.

   10.04*         Employment Agreement between the Company and Susanne Pruitt.

   10.05*         Consulting Agreement between the Company and Raymond A. Hill,
                  III.

   10.06*         Employment Agreement between the Company and Michael Lorber.

   10.07* Agreement and Plan of Merger, dated as of December 14, 2001, by and among DirectPlacement, Inc., PCS Merger Corp., PCS Securities, Inc., Susanne S. Pruitt and Raymond A. Hill, III.

   10.8* Voting Agreement, dated as of December 21, 2001, by and among DirectPlacment, Inc., Brian M. Overstreet, Midori USA Corporation, Susanne S. Pruitt and Raymond A. Hill, III.

   10.9* Registration Rights Agreement, dated as of December 21, 2001, by and among DirectPlacement, Inc. and Susanne S. Pruitt and Raymond A. Hill, III.

   10.10* Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and Global Capital Funding Group, L.P.

   10.11* Registration Rights Agreement, dated as of December 17, 2001, between the Company and Global Capital Funding Group, L.P.

   10.12* Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and GCA Strategic Investment Fund Limited.

   10.13* Registration Rights Agreement, dated as of December 17, 2001, between the Company and GCA Strategic Investment Fund Limited.

   10.14* Securities Purchase Agreement, dated as of March 6, 2002, by and between the Company, and GCA Strategic Investment Fund Limited.

   10.15* Registration Rights Agreement, dated as of March 6, 2002, by and between the Company and GCA Strategic Investment Fund Limited.

   10.16* Institutional Account Agreement, dated December 17, 2001, by and between the Company and Bear Stearns & Co., Bear Stearns Securities Corp. and their affiliates.

   10.17* Promissory Note, dated December 17, 2001, issued to Bear Stearns Securities Corp.

   10.18* Guarantee, dated December 17, 2001, by and between Bear Stearns Securities Corp. and Brian M. Overstreet.

   10.19* Research Services Agreement, dated as of November 30, 2001, between PCS Securities, Inc. and Institutional Research Services, Inc.

   10.20*         2001 Stock Option Plan, as amended.

   10.21* Agreement, dated as of January 31, 2003, by and among the Company, PCS Securities, Inc., Susanne S. Pruitt, Raymond A. Hill, III, Brian M. Overstreet, and Institutional Research Services, Inc.

   10.22* Amended convertible debenture agreement dated February 28, 2003 with GCA Strategic Investment Fund Limited

   10.23* Amended warrant agreement dated February 28, 2003 with GCA Strategic Investment Fund Limited

   10.24* Amended convertible debenture agreement dated February 28, 2003 with Global Capital Funding Group, LP

   10.25* Amended warrant agreement dated February 28, 2003 with Global Capital Funding Group, LP

   10.26* Security agreement dated February 28, 2003 with Global Capital Funding Group, LP

  21.01*          Subsidiaries of Registrant.

    31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

    32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

* Previously filed with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

              None

Item 14. Principal Accountant Fees and Services.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         PCS RESEARCH TECHNOLOGY, INC. (Formerly DirectPlacement, Inc.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants...........................F-1

Report of Predecessor Auditors...............................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statement of Stockholders' Equity (Deficit).....................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders

We have audited the balance sheet of PCS Research Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PCS Research Technologies, Inc. and subsidiaries as of December 31, 2002, were audited by other auditors whose report, dated February 14, 2003 (except for Note S, as to which the date is February 28, 2003), on those statements included an explanatory paragraph that raised doubt about the Company's ability to continue as a going concern described in Note C to the financial statements.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of PCS Research Technologies, Inc. and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from continuing operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              PETERSON & CO., LLP

March 26, 2004
San Diego, California

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
PCS Research Technology, Inc.

We have audited the accompanying consolidated balance sheets of PCS Research Technology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.

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


Grant Thornton LLP
Irvine, California
February 14, 2003 (except for Note S,
  as to which the date is February 28, 2003)

         PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS                                    2003            2002
                                                                           ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                                  $     54,348    $    390,079
Restricted cash                                                                      --         500,000
Commissions and other receivables                                                20,206          44,636
Receivable from related parties                                                 125,000              --
Prepaid research                                                                242,885              --
Other current assets                                                             10,472          50,097
Assets of discontinued operations, current portion                                   --       2,095,044
                                                                           ------------    ------------
        Total current assets                                                    452,911       3,079,856

Property and equipment, net                                                     493,493         724,917
Assets of discontinued operations                                                    --       4,127,702
Receivable from related parties, net of current portion                          62,500              --
Other assets                                                                      2,835          48,302
                                                                           ------------    ------------
        Total assets                                                       $  1,011,739    $  7,980,777
                                                                           ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                           $    213,128    $    154,850
Accrued Interest Expense                                                        129,082         378,802
Accrued liabilities payable to related parties                                       --       1,271,281
Revolving credit facility                                                       100,000       2,891,975
Current portion of convertible debt, net                                        564,747         967,125
Notes payable                                                                   300,000         300,000
Note payable - related party                                                    187,500         187,500
Liabilities of discontinued operations                                               --       1,740,093
Deferred revenue                                                                752,797         194,892
Other current liabilities                                                       193,663              --
                                                                           ------------    ------------
        Total current liabilities                                             2,440,917       8,086,518

Convertible debt                                                                904,244              --
Minority interest in subsidiary                                                 (60,739)          2,356
                                                                           ------------    ------------
       Total liabilities                                                      3,284,422       8,088,874

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 authorized
   shares; no shares outstanding                                                     --              --
Common stock; $.0001 par value, 80,000,000 authorized,
   34,557,052 issued and 22,790,336 outstanding at December 31, 2003
   and 28,718,302 issued and 28,300,436 outstanding at December 31, 2002          2,321           2,872
Additional paid-in capital                                                   28,925,921      29,630,220
Treasury stock, 417,866 common shares at cost                                   (58,501)        (58,501)
Accumulated deficit                                                         (31,142,424)    (29,682,688)
                                                                           ------------    ------------
        Total stockholders' deficit                                          (2,272,683)       (108,097)

        Total liabilities and stockholders' equity (deficit)               $  1,011,739    $  7,980,777
                                                                           ============    ============

The accompanying notes are an integral part of these financial statements

         PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                                    2003            2002
                                                                ------------    ------------
REVENUES
 Research services                                              $  2,015,848    $  1,023,225
 Consulting services                                                 110,250              --
 Placement fees                                                           --         418,700
 Commissions                                                              --         645,391
 Interest and other                                                    1,253          36,918
                                                                ------------    ------------
       Total revenue                                               2,127,351       2,124,234
                                                                ------------    ------------

EXPENSES
 Compensation and benefits                                         1,369,965       4,042,193
 General and administrative                                          807,485       2,593,105
  Product research expenses                                          545,065         141,852
 Clearing and execution costs                                             --          24,197
 Depreciation and amortization                                       279,038         301,855
 Commissions and finder's fees                                            --         359,575
 Impairment loss related to intangibles and goodwill                      --         923,084
 Minority interest expense                                           115,976          32,356
                                                                ------------    ------------
       Total expenses                                              3,117,529       8,418,217
                                                                ------------    ------------

Operating loss                                                      (990,178)     (6,293,983)

OTHER EXPENSE
 Interest                                                           (643,675)     (2,381,781)
                                                                ------------    ------------
Net loss from continuing operations                               (1,633,853)     (8,675,764)

 Discontinued operations
     Income (loss) from discontinued operations
     (including loss on transfer of assets of discontinued
     operations in the amount of $18,253 for the
     year ended December 31, 2003)                                   174,117     (16,562,298)
                                                                ------------    ------------

       Net loss                                                 $ (1,459,736)   $(25,238,062)
                                                                ============    ============

       Earnings (loss) per share - basic and diluted
          Loss per share - continuing operations                $      (0.07)   $      (0.35)
          Earnings (loss) per share - discontinued operations           0.01           (0.66)
                                                                ------------    ------------

           Total loss per share - basic and diluted             $      (0.06)   $      (1.01)
                                                                ============    ============

       Weighted average number of common shares                   23,229,494      25,032,607
                                                                ============    ============

The accompanying notes are an integral part of these financial statements.

         PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2003 and 2002

                                              Common Stock             Additional
                                      ----------------------------      Paid-in        Treasury       Accumulated
                                         Shares          Amount         capital          Stock           Deficit         Total
                                      ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001            22,758,856    $      2,276      28,406,397    $         --    $ (4,444,626)     23,964,047

Intrinsic value of beneficial
  conversion associated with
  convertible debentures                                                   813,544              --                         813,544
Issuance of common shares                5,959,446             596         410,279              --                         410,875
Common shares returned to
  Treasury                                (417,866)                                        (58,501)                        (58,501)
Net loss                                                                                               (25,238,062)    (25,238,062)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2002            28,300,436           2,872      29,630,220         (58,501)    (29,682,688)       (108,097)

Issuance of options for services                                            16,000                                          16,000
Cancellation of shares - PCS
  settlement agreement                 (10,300,000)         (1,030)       (719,970)                                       (721,000)
Cancellation of shares - litigation
  settlement agreements/judgments       (1,048,750)           (105)            105                                              --
Cancellation of shares - voluntary
  surrender                                   (100)             --              --                                              --
Issuance of common shares                5,838,750             584            (434)                                            150

 Net loss                                                                                               (1,459,736)     (1,459,736)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2003            22,790,336    $      2,321    $ 28,925,921    $    (58,501)   $(31,142,424)   $ (2,272,683)
                                      ============    ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements

         PCS Research Technology, Inc. (formerly DirectPlacement, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                                      2003            2002
                                                                                  ------------    ------------
Cash flows from operating activities
      Net loss                                                                    $ (1,459,736)   $(25,238,062)
      Adjustments to reconcile net loss to net cash flows used in operating activities
         Depreciation and amortization                                                 279,038         301,855
         Amortization of discounts on indebtedness                                     417,189       1,638,414
         Impairment loss related to intangibles and goodwill                                --         923,084
         Stock and stock options issued for services rendered                           16,000          21,875
         Minority interest expense                                                     115,976          32,356
         Income (loss) from discontinued operations (including loss on transfer of assets of discontinued operations in the
         amount of $18,253 for the year ended December 31, 2003)                      (174,117)     16,562,298
      Net changes in assets and liabilities
         Increase in commissions and other receivables                                  24,430          18,753
         Increase in deferred research costs                                          (242,885)             --
         (Increase) decrease  in other current assets                                   39,625         (16,455)
         Decrease  in other assets                                                      45,467          47,899
         Decrease in cash - discontinued operations                                                    (58,481)
         Increase in accounts payable and accrued liabilities                          (22,214)        838,099
         Increase in deferred revenue                                                  582,340          57,035
                                                                                  ------------    ------------
      Net cash provided by (used in) continuing operations operating activities       (378,887)     (4,871,331)

Cash flows from investing  activities
      Additions to property and equipment                                              (47,614)       (321,502)
      Decrease in purchase price consideration due to related parties                       --        (565,926)
      Change in net assets of discontinued operations                                2,476,988       2,516,849
                                                                                  ------------    ------------
      Net cash flows (used in) provided by investing activities                      2,429,374       1,629,421

Cash flows from financing activities
      Borrowings from revolving credit facility                                     (2,791,975)      2,641,975
      Net proceeds (payments) under notes payable                                      195,686         517,500
      Release of restricted cash                                                       500,000       1,000,000
      Repayment of notes and convertible debt                                         (111,009)       (715,686)
      Proceeds from exercise of common stock warrants                                      150              --
      Purchase of treasury stock                                                            --         (58,501)
      Distributions to minority members                                               (179,070)        (30,000)
                                                                                  ------------    ------------
      Net cash flows provided by  financing activities                              (2,386,218)      3,355,288

      Net increase (decrease)  in cash and cash equivalents                           (335,731)        113,378

Cash and cash equivalents, beginning of period                                         390,079         276,701
                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                          $     54,348    $    390,079
                                                                                  ============    ============

Supplemental disclosures  of cash flow information
      Interest paid                                                               $    155,444    $    291,213
                                                                                  ============    ============
      Taxes paid                                                                  $      2,400    $      3,200
                                                                                  ============    ============

The accompanying notes are an integral part of these financial statements

         PCS RESEARCH TECHNOLOGY, INC. (formerly DirectPlacement, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE A - ORGANIZATION

PCS Research Technology, Inc. and subsidiaries (the "Company" or "PCSR"), formerly known as DirectPlacement, Inc. ("DPI") was incorporated in the State of Delaware in May 1999 and restated its certificate of incorporation in November 2001. PCSR is a publisher of independent research for the institutional investment community that uses proprietary technology platforms to distribute financial data, research, and analytics to mutual funds, hedge funds, and investment banks. The Company's offices are located in San Diego, California. In October 2002, the Company changed its name to PCS Research Technology, Inc.

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, its wholly owned broker-dealer subsidiaries, DP Securities, Inc. and PCS Securities, Inc. and its majority-owned joint venture, DPBT, LLC. All material inter-company accounts and transactions have been eliminated in consolidation.

As discussed more fully in Note D - Discontinued Operations, the Company discontinued the operations of PCS Securities, a wholly owned subsidiary, in the first quarter of 2003 and all revenue and expense activity and related balance sheet accounts of PCS Securities for the periods presented have been reclassified and presented as discontinued operations as of December 31, 2003 and 2002.

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

Amortization is computed using the straight-line method over the estimated useful life of five years. Cost associated with creating new or additional content for databases are expensed as incurred and are classified as product research expenses in the consolidated statements of operations.

Identifiable Intangible Assets
------------------------------

Identifiable intangible assets consisting of the trade-name, customer lists and a guaranteed contract with a research provider were capitalized in 2001 in connection with an asset acquisition from PCH Securities, Inc. ("PCH") the PCH asset acquisition and the acquisition of PCS Securities, Inc. and were recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Identifiable intangible assets are amortizable over their estimated useful lives ranging from three to ten years.

At each balance sheet date, or earlier if required, the Company evaluates the carrying amount of each intangible asset for impairment. With respect to intangibles, events that would cause the Company to conduct an impairment assessment include significant losses of customers, or diminished marketability of acquired technology. Impairment losses are recorded when indicators of impairment are present and the asset's carrying amount is greater than the sum of the undiscounted cash flows estimated to be generated from the asset. As of December 31, 2003, all identifiable intangible assets previously capitalized in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. in 2001 were written off due to impairment. (See Note D - Discontinued Operations and Note S - Acquisitions).

Goodwill
--------

The Company accounts for Goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, goodwill is no longer amortized and instead, is evaluated annually for impairment. Impairment losses are recorded when the implied value of goodwill, calculated based on estimated undiscounted future cash flows to be generated by the reporting unit, is less than its carrying amount. As of December 31, 2002, all goodwill previously capitalized in connection with the PCH asset acquisition and the acquisition of PCS Securities, Inc. in 2001 were written off due to impairment. (See Note D - Discontinued Operations and Note S - Acquisitions).

Revenue Recognition
-------------------

Research services revenue represents revenue from providing individual custom reports or reports on a monthly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period.

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

Concentration of Credit Risk
----------------------------

The Company's customers are concentrated in the financial services industry and include investment banks, institutional investors and private equity funds. The Company derives most of its revenue from customers located within the United States. No one customer accounts for more than 5% of consolidated total revenue. The Company does not require collateral, and evaluates credit worthiness on a customer-by-customer basis based on reputation of customer within the industry, historical trends and other information. To date, losses related to bad debts have been within management's expectations.

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

Substantially all of the Company's financial instruments, which include cash and cash equivalents, and indebtedness are carried at amounts which approximate their fair value, except for the fair value of convertible debentures at December 31, 2002 which had a carrying value of $967,125 and a fair value of $1,580,000. At December 31, 2003 the carrying value of convertible debentures approximate their fair value. (see Note I - Convertible Debt).

Net Capital and Reserve Requirements
------------------------------------

The Company's subsidiary, DP Securities, Inc., is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that they maintain minimum net capital (as defined) and requires that the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. The Uniform Net Capital Rules also provides that equity capital may not be withdrawn or cash dividends paid if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. At December 31, 2003, DP Securities had defined net capital exceeding the minimum required net capital of $5,000.

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

During 2003, the Company issued 200,000 stock options to purchase the Company's common stock in exchange for services rendered. Fifty percent (50%) of the options vested at the date of the grant and the remaining fifty percent (50%) vest on the first anniversary of the date of grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $16,000 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at price of $0.08 per share and have a term of 10 years

During 2003, the Company issued options to employees to purchase 1,230,000 shares of its common stock, at exercise prices ranging from $0.08 - $0.14, and options to purchase 746,093 shares were forfeited and cancelled. All options granted during the period have a term of ten years, vest over three years and were issued at an exercise prices equal to the market value of the underlying stock at the date of grant. As of December 31, 2003, 3,040,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

A summary of changes in common stock options during 2003 and 2002 follows:

                                      Number     Weighted Average  Exercisable
                                     of Shares    Exercise Price     Shares
                                   ------------    ------------   ------------
Outstanding at December 31, 2001      1,947,552    $       1.48        328,331

  Granted                             1,947,004    $       0.86
   Forfeited                         (1,538,463)   $       1.60
   Exercised                                 --
                                   ------------
Outstanding at December 31, 2002      2,356,093    $       1.06      1,596,094

  Granted                             1,430,000    $       0.09
   Forfeited                           (746,093)   $       0.64
   Exercised                                 --
                                   ------------
Outstanding at December 31, 2003      3,040,000    $       0.61      2,022,188

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: dividend yield of zero percent, risk-free interest rates ranging from 2.87% to 3.29%, expected life of five years, and expected volatility of 129%. For grants in fiscal 2002, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.94% to 4.49%, expected lives of five years, and expected volatility of 122%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the years ended December 31, 2003 and 2002 would have been as follows:
                                                       2003                2002
                                               ------------        ------------
Net Loss
 As reported                                   $ (1,459,736)       $(25,238,062)
 SFAS No. 123 effect                               (592,000)           (548,000)
                                               ------------        ------------
 Pro forma net loss                            $ (2,051,736)       $(25,786,062)
                                               ------------        ------------
Loss per share
  As reported                                  $      (0.06)       $      (1.01)
  Pro forma                                    $      (0.09)       $      (1.03)
Basic and diluted weighted
 average shares outstanding                      23,229,494          25,032,607
                                               ============        ============

The following table summarizes information about stock options outstanding at December 31, 2003:

                                  Options Outstanding                          Options Exercisable
                      --------------------------------------------         ---------------------------
                                        Weighted          Weighted                           Weighted
                                         Average           Average                            Average
   Range of              Number          Remaining        Exercise           Number          Exercise
Exercise Prices       Outstanding     Life in Years         Price          Exercisable         Price
---------------       -----------     -------------       --------         -----------       --------
$0.08 - $0.14           1,350,000              9.77          $0.09             628,750          $0.09
$0.39 - $0.80             865,000              8.07          $0.51             849,376          $0.50
$0.99 - $1.90             720,000              7.72          $1.46             462,813          $1.39
$2.05 - $2.60             105,000              7.85          $2.49              81,250          $2.52

Segment Information
-------------------

The Company complies with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise.

During 2002 the Company had two primary business units comprised of (1) the soft dollar brokerage unit and (2) the data services unit. Both business units are involved in the marketing and distribution of research products to institutional investors. In addition, the soft dollar broker unit provides for collection of amounts owed from customers through the receipt of commission revenues related to customer's securities trading activity. As discussed in Note B - Discontinued Operations, the Company's PCS Securities subsidiary that was conducting business as a soft dollar broker has been closed effective April 30, 2003 and its activities have been accounted for as discontinued operations in the consolidated financial statements presented herein. Accordingly, the Company is no longer operating the soft dollar brokerage unit, and separate segment information is not being presented.

New Accounting Pronouncements
-----------------------------

In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at the fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, with no effect on charges recorded for exit activities begun prior to 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise is the primary beneficiary. The primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revised Interpretation that, among other things, deferred the implementation date of the Interpretation until periods ending after March 15, 2004 for variable interest entities, other than those entities commonly referred to as special purpose entities. The Company does not currently maintain any relationships with variable interest entities and, therefore, does not expect the adoption of FIN 46 to have a material effect on the Company's financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle. The initial adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' balances to conform to the 2003 presentation.

NOTE C - GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed below, the Company incurred a net loss of $1,459,736 during the year ended December 31, 2003, and, as of that date, the Company's current liabilities exceeded its current assets by $1,988,006. Further, as discussed in Note D - Discontinued Operations, on January 31, 2003 the Board of Directors of the Company decided to wind down the activities of its subsidiary, PCS Securities, Inc. and approved an agreement to sell certain of the subsidiary assets, including the trademark and customer list, to the former owners of the subsidiary. The subsidiary generated over 88% of the Company's consolidated revenues in 2002. The loss of revenue associated with the subsidiary, combined with the Company's lack of profitability and negative working capital, among other factors, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE D - DISCONTINUED OPERATIONS

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

The decision to close the PCS Securities subsidiary was reached after the automatic termination in December 2002 of the research services agreement between the Company and Institutional Research Services Inc., a research provider company owned by a shareholder and consultant to the Company. The research services agreement terminated automatically because the Company was unable to satisfy a condition of the agreement that required the Company to remove the shareholder and another former owner of the subsidiary as personal guarantors of the Company's credit facility by December 21, 2002. Also contributing to the decision to close the PCS Securities subsidiary was the Company's inability to finalize terms with its lender for an increase in the Company's credit facility borrowing limits.

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

In connection with the decision to close the PCS Securities subsidiary, the Company entered into an agreement with the two former owners of PCS Securities pursuant to which the Company agreed to transfer ownership of two intangible assets, the name "PCS" and trademarks related to such name ("Trademarks") as well as a list of PCS customers to the former owners of PCS Securities (or their designee) in exchange for consideration including cash, the relief of certain liabilities and the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. Pursuant to the agreement, each of the former owners of PCS Securities agreed to terminate their rights under employment and/or consulting agreements between them and the Company. Furthermore, the former owners of PCS Securities agreed to pay to the Company an aggregate of $250,000 over a period of two years assuming that certain conditions are satisfied, to repay the Company's revolving line of credit with Bear Stearns by June 30, 2003 in the event that there is an outstanding balance as of such date and to repay or assume all obligations to customers (i.e. credit balances) existing as of June 30, 2003.

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

Results of Discontinued Operations
----------------------------------

Based on the Board of Directors' decision to shut down the PCS Securities subsidiary in January 2003 together with the execution of the asset transfer agreement and the full repayment of the line of credit in connection with such agreement, the Company has accounted for the activities of the subsidiary as discontinued operations in all periods presented.

Revenues and expenses from PCS Securities for the years ended December 31, 2003 and 2002 are summarized below:

                                                                2003            2002
                                                            ------------    ------------
Revenues
  Commission and other fees                                 $  1,115,462    $ 16,400,822
Expenses
  Independent research expense                                   775,817      10,775,329
  Execution and clearing costs                                   146,855       2,638,666
  Amortization of identifiable intangibles                            --       2,217,432
  Impairment loss related to intangibles and goodwill                         17,073,874
  General and administrative expense                                 420         257,819
                                                            ------------    ------------
    Total expenses                                               923,092      32,963,120
                                                            ------------    ------------

                                                                 192,370      16,562,298
    Loss on transfer of assets of discontinued operations        (18,253)             --
                                                            ------------    ------------
    Income (loss) from discontinued operations              $    174,117    $(16,562,298)
                                                            ============    ============

Loss on Transfer of Assets
--------------------------

In connection with the Company's agreement to transfer the PCS trademark and customer list intangibles to the former owners of PCS Securities, in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individual, the Company recorded a loss on the transfer, in the first quarter of 2003, totaling $18,253.

The components of the loss are summarized below:

Consideration received:
    Cash                                                         $   250,000(a)
    Credit line repayments                                         1,076,556(b)
    Accrued liabilities relieved:
       Accrued compensation payable to related parties             1,271,281(c)
       Accrued research services - net                               398,723(d)
    Surrender and cancellation of common stock                       721,000(e)
    Other                                                            391,889(f)
                                                                 -----------
 Total consideration                                               4,109,449

Carrying amount of intangibles transferred                        (4,127,702)(g)
                                                                 -----------

Net loss on transfer                                             $   (18,253)
                                                                 ===========

         (a) Represents a $250,000 receivable from the former owners of PCS Securities over 2 years pursuant to the asset transfer agreement ($35,833 of which has been received and $151,667 of which is classified as current assets as of September 30,
                  2003), subject to certain conditions as defined in the agreement. In October 2003, the Company received an additional payment of $26,667 against the outstanding receivable balance due.
         (b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners.
         (c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities forgiven in connection with the wind-down.
         (d) Net customer credit balances of the PCS Securities subsidiary assumed by the former owners.
         (e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
         (f) Additional net assets and collections realized in connection with transaction.
         (g) Carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.

Net Assets and Liabilities of Discontinued Operations
-----------------------------------------------------

At December 31, 2003 and 2002, the net assets and liabilities of the discontinued operations were as follows:

                                                             2003           2002
                                                         ------------   ------------
Assets of discontinued operations-current portion
   Cash                                                  $         --   $     58,480
   Commissions and other receivables                               --        305,362
   Deferred research/service costs                                 --      1,731,202
                                                         ------------   ------------
      Total current assets                               $         --   $  2,095,044
                                                         ============   ============

Assets of discontinued operations-noncurrent portion
   Identifiable intangibles                              $         --   $  4,127,702
                                                         ============   ============

Liabilities of discontinued operations-current portion
   Accounts payable                                      $         --   $     (6,647)
   Accrued research services                                       --     (1,733,446)
                                                         ------------   ------------

                                                         $         --   $ (1,740,093)
                                                         ============   ============

Identifiable intangibles shown above at December 31, 2002 represent the balance of intangible assets acquired as part of the merger with PCS Securities in the fourth quarter of 2001, net of impairment write downs recorded in 2002. In connection with the asset transfer transaction with the former owners of PCS Securities a loss on transfer was recorded totaling $18,253 during the first quarter of 2003..

Identified intangibles consist of the following at December 31:

                                                       2003             2002
                                                -----------      -----------
   Trademark                                    $        --      $   841,736
   Customer lists                                        --        3,763,809
                                                -----------      -----------
                                                         --        4,605,545
   Less accumulated amortization                         --         (477,843)
                                                -----------      -----------
                                                $        --      $ 4,127,702
                                                ===========      ===========

As of March 31, 2003 the remaining identifiable intangible asset balance of $4,127,702, previously capitalized in connection with PCS Securities merger, were relieved through discontinued operations in 2003.

In December 2002, the unamortized amount of certain identifiable intangible assets, and the entire amount of goodwill previously capitalized in connection with the PCS Securities merger in 2001, in the aggregate amount of $17,073,874, were evaluated for impairment and written off.

Guaranteed Contract
-------------------

As part of the merger with PCS Securities, Inc., a research marketing company that is wholly owned by one of the former owners of PCS Securities, Inc. contractually guaranteed the Company a specified volume of " soft dollar" business for a period of 5 years. The Company recorded an intangible asset of $8,466,000 associated with this contract, which was amortized over a 5-year period. During 2002, the soft dollar business delivered to the PCS reporting unit, in connection with the research and marketing agreement, approximated 50% of the PCS subsidiary's revenues. In December 2002, as a result of the Company non-performance of a condition of the research and marketing contract, the contract automatically terminated. The termination of contract caused an automatic impairment of this asset and as a result, the Company recorded an impairment loss of $6,726,412 representing the unamortized balance at the date of termination, which is included in income (loss) from discontinued operations

Goodwill
--------

Goodwill recorded in connection with the acquisition of PCS Securities, Inc. totaled $9,233,007. Management evaluated goodwill for impairment at December 31, 2002 in accordance with SFAS No. 142. The PCS subsidiary was unprofitable in 2002. Further, the termination of the research and marketing contract referred to above resulted in a significant loss in the subsidiary's future revenues without a corresponding loss in future expenses. Consequently, the PCS subsidiary was expected to generate losses for the foreseeable future. As discussed in Note D, in January 2003, the Board of Directors of the Company approved the wind-down of the PCS subsidiary and also authorized an agreement to sell certain assets of the subsidiary (specifically, the customer list and PCS trademark) to the former owners of PCS. The subsidiary's lack of profitability, together with the decision to sell certain of its key assets and the Company's decision to discontinue the subsidiary's business in 2003 resulted in impairment to the subsidiary's goodwill. As a result, the Company recorded an impairment loss of $9,233,007 in December 2002.

Customer List and Trademark
---------------------------

In connection with the acquisition of PCS Securities, Inc., the Company also acquired the customer list and PCS trademark. The values of these assets were based on independent valuation. The carrying amount of the customer list is amortized over 10 years. Management evaluated these intangibles for impairment at December 31, 2002. In connection with the Company's decision to sell the customer list and trademark in January 2003 to the former owners of PCS, management determined that the unamortized carrying amounts of these assets at December 31, 2002 were in excess of the anticipated consideration to be received/realized under the agreement, less costs to sell, by $1,114,455. Consequently, the Company recorded an impairment loss totaling $1,114,455 related to the PCS customer list and trademark in the fourth quarter. The impairment loss was allocated to these two assets based on their pro-rata carrying amounts. After the impairment charges, the adjusted carrying amounts at December 31, 2002, net of accumulated amortization, for the customer list and trademark were $3,285,966 and $841,736, respectively.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                       2003             2002
                                                -----------      -----------
     Computer equipment and software            $ 1,317,281      $ 1,263,498
     Furniture and fixtures                          37,797           37,797
     Office equipment                                76,248           81,590
                                                -----------      -----------
                                                  1,431,326        1,382,885
   Less accumulated depreciation                   (937,833)        (657,968)
                                                -----------      -----------
                                                $   493,493      $   724,917
                                                ===========      ===========

During the years ended December 31, 2003 and 2002, the Company capitalized $47,832 and $193,620, respectively of payroll costs directly associated with upgrades and enhancements that have added functionalities and new features to its software. Depreciation expense was $279,038 and $2,519,287 during the years ended December 31, 2003 and 2002, respectively.


NOTE F- INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets and goodwill resulted from the merger with PCS Securities and the PCH Securities Acquisition in the fourth quarter of 2001.

In August 2002, the Company's Board of Directors elected to close the trading desk operations of DP Securities, Inc., a wholly owned subsidiary of the Company. The trading desk operations were established in connection with the acquisition of certain assets from PCH Securities. The decision to close the trading desk represented an indicator of impairment affecting the intangible assets and goodwill recorded during the PCH Acquisition. The carrying amounts of intangible assets and goodwill which management believes were impaired totaled $640,591 and $282,493, respectively and an impairment loss of $923,084 was recorded in the second quarter of 2002.

In December 2002, the unamortized amount of certain identifiable intangible assets, and the entire amount of goodwill previously capitalized in connection with the PCS merger in 2001, in the aggregate amount of $17,073,873, were evaluated for impairment and written off. See Note D - Discontinued Operations.

The combination of the impairment charges discussed above aggregated to an impairment loss totaling $17,996,957 related to intangibles and goodwill for the year ended December 31, 2002, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2002.

There was no amortization of goodwill in the year ended December 31, 2003, and aggregate amortization expense, related to identifiable intangible assets for the year ended December 31, 2002 was $2,252,403. The remaining balance of unamortized intangibles was written off by March 31, 2003, with the wind-down of the PCS subsidiary. See Note D - Discontinued Operations.

NOTE G- REVOLVING LINE OF CREDIT

Bear Stearns Credit Facility
----------------------------

The Company obtained a $3,000,000 revolving credit facility from Bear Stearns, a U.S. brokerage firm (the "Lender"), in connection with the merger with PCS Securities in December 2001.

At December 31, 2002, borrowings outstanding under this revolving credit facility totaled $2,891,975. At that date, the credit facility was secured by $500,000 in restricted cash of the Company and personal guarantees by the Company's President and Chief Executive Officer and the two former owners of PCS Securities.

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

Bank of America Credit Facility
-------------------------------

On June 12, 2003, the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of December 31, 2003 the interest rate on the note was 8.75%.

Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

As of December 31, 2003 the outstanding principal balance under the credit line was $100,000.

The credit line is guaranteed by the United States Small Business
Administration, as well as by the Company's President and CEO.

NOTE H- NOTES PAYABLE

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15%, and had an original maturity date in April 2002 which has subsequently been extended to July 1, 2004. In connection with the promissory note, the Company issued 150,000 detachable warrants to the note holder exercisable for 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years.

Proceeds from the issuance of this promissory note have been allocated to the warrants based on their fair value of $281,200. During the years ended December 31, 2003 and 2002 the Company recorded interest expense associated with this note of $45,000 and $45,625 ($42,875 of which was paid in November 2002), respectively. In addition, the Company recorded $210,600 of interest expense associated with the amortization of debt discounts arising from the allocation of proceeds in 2002.

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

NOTE I -CONVERTIBLE DEBT

On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until they were paid in full or converted into shares of the Company's common stock

At issuance, proceeds from the debentures were allocated to the warrants based on the fair value of the warrants using a Black Scholes valuation model totaling $259,182. In addition, a discount of $541,536 was applied to account for the beneficial conversion feature at the closing date of December 17, 2001.

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

At December 31, 2003, the restructured convertible debt principal totaled $1,468,991 of which $564,747 is classified as the current portion. Following is a summary of primary terms of the restructured agreements:

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

The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant to purchase 160,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

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

The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

The Company recorded interest expense totaling $1,341,078 related to the debentures in 2002, including $158,267 pursuant to the terms of the debentures and $1,182,311 related to amortization of discounts. Through December 31, 2002, an aggregate of $125,847 of interest due was paid. In 2003 the company recorded interest expense related to the debentures totaling $546,345 including 176,846 related to the restructured note agreement and $369,499 related to the original notes and amortization of discounts. At December 31, 2003 interest of $50,197 was payable in connection with the restructured note agreement.

NOTE J - DEFERRED REVENUE

Research products are generally sold by the Company on a subscription basis for periods ranging from three (3) to twelve (12) months. Revenue on such subscriptions is recognized on a pro-rata basis over the applicable subscription period. Deferred revenue at December 31, 2003 totaled $752,797 and represents revenues from research product subscriptions that will be recognized in future periods.

NOTE K - STOCKHOLDERS' EQUITY (DEFICIT)

Authorized and Outstanding Common Stock
---------------------------------------

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2003, there were 34,557,052 shares of common stock issued and 22,790,336 shares of common stock outstanding.

Common Stock Reserved for Issuance
----------------------------------

At December 31, 2003 the Company has reserved 11,723,861 shares of its common stock for issuance in connection with shares issuable under the Company's 2001 stock option plan, convertible debentures and warrant commitments.

Preferred Stock
---------------

In March 1999 the Company authorized the issuance of 10,000,000 shares of preferred stock par value $.0001. At December 31, 2003 and 2002, no preferred shares are outstanding.

Common Stock
------------

In February 2003, 10,300,000 shares of the Company's common stock were cancelled in connection with an agreement between the Company and the two former owners of PCS Securities at fair market value, $0.07, and totaling $721,000.

In April 2003, an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants by officers of the Company.

In April 2003, an aggregate of 293,750 shares of common stock were cancelled as a result of a legal settlement. In September 2003, an aggregate of 755,000 shares of the common stock were cancelled in connection with default judgments obtained by the Company against four defendants in the case.

In September 2003 150,000 shares were issued in connection with the exercise of 150,000 performance warrants.

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

In connection with the issuance of these shares, the Company recorded debt discount totaling $220,000 based on the fair market value of the stock at date of issuance.

In April 2002, the Company issued 12,500 shares of common stock for legal services performed. In connection with the issuance of these shares, the Company recorded legal expense in the amount of $21,875 based on the fair market value of the stock at date of issuance.

Treasury Stock
--------------

In October 2002, the Company repurchased 417,866 shares of its common stock, at an aggregate cost of $58,501 that were originally issued during 2001 in connection with the PCH acquisition.

NOTE L - WARRANTS AND PERFORMANCE WARRANTS

Common Stock Warrants
---------------------

During 2001 the Company issued a total of 424,843 of common stock warrants in connection with private equity and convertible debt placements. The warrants are exercisable for a period of five (5) years from the date of grant at exercise prices ranging from $0.80 to $2.30 per share. In February 2003, the exercise price related to 160,000 of these warrants with an original exercise price of $1.94 was reduced to $0.086. (See Note I - Convertible Debt).

The following tables summarize the number of outstanding common stock warrants in 2003 and 2002:
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                        Number       Price
                                                      ----------   ----------

   Outstanding at December 31, 2001                      663,906         1.41
      Granted                                                 --           --
         Forfeited                                            --           --
         Exercised                                            --           --
                                                      ----------   ----------
   Outstanding at December 31, 2002                      663,906   $     1.41

      Granted                                                 --           --
         Forfeited                                            --           --
         Exercised                                            --           --
                                                      ----------   ----------
   Outstanding at December 31, 2003                      663,906   $     0.97
                                                      ==========   ==========

Performance Warrants
--------------------

Performance warrants were issued to all Company shareholders concurrent with and in connection with the reverse merger in 2001. Performance warrants are exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets (the "Share Exchange"). The performance warrants are exercisable until May 31, 2011 at an exercise price of $.0001 per share and vest based upon the satisfaction by the Company of certain performance targets. The first fifty percent (50%) of the shares issuable upon the exercise of the performance warrants (the "Warrant Shares") shall vest upon
(i) the Company (or any subsidiary thereof) reporting cumulative total revenues commencing with the quarter ending June 30, 2001 (the "Initial Quarter") and thereafter during the Exercise Period ("Cumulative Total Revenues") of not less than $10 million, or (ii) the Company (or any subsidiary thereof) reporting cumulative EBITDA (earnings before the payment of interest and taxes and before any deduction for depreciation and amortization) commencing with the Initial Quarter and thereafter during the Exercise Period ("Cumulative EBITDA") of not less than $1 million; or (iii) the Company (or any subsidiary thereof) reporting cumulative Gross Placements (as hereinafter defined) commencing with the Initial Quarter and thereafter during the Exercise Period ("Gross Placements") of not less than $50 million. The remaining Warrant Shares shall vest upon (i) PPI (or any subsidiary thereof) reporting Cumulative Total Revenues commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $20 million, or (ii) PPI (or any subsidiary thereof) reporting Cumulative EBITDA commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $2 million; or (iii) the Company (or any subsidiary thereof) reporting Cumulative Gross Placements commencing with the Initial Quarter and thereafter during the Exercise Period of not less than $100 million (collectively, the "Remaining Warrant Share Targets"). Satisfaction of 25% of either of the Remaining Warrant Share Targets accelerates the vesting with respect to 25% of the remaining Warrant Shares. "Gross Placements" means the gross proceeds received by third party issuers resulting from the sale or placement of its securities by the Company and/or its subsidiaries to investors without reduction, offset, or decrease for any costs or expenses incurred by such issuer and its subsidiaries in connection therewith. As of December 31, 2003 all remaining performance warrants outstanding are fully vested and exercisable.

During 2003, a total of 5,915,626 performance warrants were exercised, of which 5,765,626 were exercised by two officers of the Company and an entity owned by one of these officers, and a total of 5,925,000 performance warrants were forfeited and cancelled by twelve (12) individuals or entities in connection with litigation settlements and judgments.

The following tables summarize the number of outstanding performance warrants in 2003 and 2002:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                      Number         Price
                                                   -----------    -----------
   Outstanding at December 31, 2001                 18,281,250          0.001
                                                   -----------    -----------
      Granted                                               --             --
         Forfeited                                          --             --
         Exercised                                  (5,765,624)         0.001
                                                   -----------    -----------
   Outstanding at December 31, 2002                 12,515,626          0.001
                                                   -----------    -----------
      Granted                                               --             --
         Forfeited                                  (5,925,000)         0.001
         Exercised                                  (5,915,626)         0.001
                                                   -----------    -----------
   Outstanding at December 31, 2003                    675,000    $     0.001
                                                   ===========    ===========

The following table summarizes additional information about the Company's outstanding common stock warrants and performance warrants at December 31, 2003:

                                                  Number
      Exercise                                 Remaining              Number
        Prices           Outstanding      Life in Months         Exercisable
   -----------      ----------------      --------------      --------------
         $0.001              675,000                  89             675,000
         $0.086              160,000                  35             160,000
         $0.80               114,843                  30             114,843
         $0.80               239,063                  15             239,063

         $2.30               150,000                  34             150,000

NOTE M- INCOME TAXES

Under SFAS No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. For the year ended December 31, 2003, management increased the deferred tax asset valuation allowance by $315,470 due to taxable losses incurred for the year ended December 31, 2003.

At December 31, 2003, the Company had net operating loss carry-forwards of approximately $8.0 million and $5.5 million for federal income tax and state tax purposes, respectively. The federal net operating loss carryforwards expire 2019 through 2023 and the state net operating loss carryforwards expire 2007 through 2013. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

Significant components of the Company's deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                     2003               2002
                                              -----------        -----------
   Deferred tax assets
      Net operating losses                    $ 3,224,536        $ 2,557,563
      Other                                       460,269            933,756
                                              -----------        -----------
                                                3,684,805          3,491,319
   Deferred tax liabilities
      State taxes                                (190,703)          (171,423)
      Section 481 adjustment                     (171,057)          (342,114)
      Depreciation                               (150,049)          (120,256)
                                              -----------        -----------
                                                 (511,809)          (633,793)
                                              -----------        -----------
   Net deferred tax assets                      3,172,996          2,857,526
   Valuation allowance                         (3,172,996)        (2,857,526)
                                              -----------        -----------
   Total                                      $        --        $        --
                                              ===========        ===========

The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows:

                                                               2003       2002
                                                             ------     ------
Federal income tax at statutory rate                           34.0%      34.0%

State taxes, net of federal income tax benefit                  5.8        5.8
Intangible assets and goodwill                                 (0.2)     (33.6)
Changes in valuation allowance                                (27.6)      (6.0)
Other                                                         (12.0)      (0.2)
                                                             ------     ------
Total                                                           0.0%       0.0%
                                                             ======     ======

NOTE N- LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                        2003            2002
                                                ------------    ------------
   Numerator
      Net Loss                                  $ (1,459,736)   $(25,238,062)
   Denominator
      Denominator for basic and diluted
      loss per share-weighted average shares      23,229,494      25,032,607

   Basic and Diluted loss per share             $      (0.06)   $      (1.01)

Shares issuable upon conversion of debt, stock options, warrants and performance warrants disclosed in notes B, I, and L-K have not been included in the above calculation since their inclusion in 2003 and 2002 would be anti-dilutive.

NOTE O - RELATED PARTY TRANSACTIONS

Loans and Advances
------------------

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender, which was due and payable on January 31, 2003 and bears interest at 12 % per annum. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and were due on May 14, 2003 and October 31, 2003, respectively. In December 2003, the due dates for all three loans were extended to July 1, 2004. At December 31, 2002 and 2003, the aggregate outstanding balance of these notes was $187,500. During the twelve months ended December 31, 2002 the Company recorded interest expense in connection with these notes totaling $22,067, and paid $24,009, including interest accrued in prior year. During the twelve months ended December 31, 2003 the Company recorded interest expense related to these notes of $22,500, and made no payments.

Consulting Services
-------------------

In April 2001, the Company entered into advisory agreement with Kleega Corp., a company owned by stockholder. Pursuant to the advisory agreement, Kleega Corp. agreed to serve as management consultant and deal finder and technology consultant to the Company from May 1, 2001 to April 30, 2002. During 2002, the agreement was extended to December 31, 2003 and will automatically continue to renew for further 1-year terms unless otherwise cancelled. As compensation for Kleega Corp.'s services, the Company shall pay Kleega Corp. (i) an initial retainer of $25,000; (ii) a monthly retainer of $15,000 during the term of the agreement.

For the years ended December 31, 2002 and 2003, the Company paid Kleega Corp. consulting fees of $184,565 and $183,394, respectively.

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

Subsequent to the acquisition of PCS Securities Inc. on December 21, 2001, the Company had the following transactions with a director/stockholder and former owner of PCS:

An entity owned by the director/stockholder provided research products to a subsidiary of the Company under a guaranteed contract. The research products were marketed to institutional investor customers under "soft dollar" arrangements at cost plus margins. Pursuant to the contract, the entity owned by the director/stockholder was required to provide the Company's subsidiary with a guaranteed volume of its research per year. The contract was terminated in December 2002. For the year ended December 31, 2002, $2,828,506 was paid to this entity for research products purchased.

The director/stockholder was a guarantor of the Company's line of credit with Bears Stearns, along with other officers/stockholders of the Company, through April 30, 2003 when the credit line was paid in full and terminated.

The director/stockholder provided services under a consulting agreement to increase the Company's customer base. The consulting agreement was for a five-year term (beginning January 1, 2002), was subject to renewal annually, and required the payment of a monthly base fee of approximately $95,833 ($1,150,000 annually). In addition, the consulting agreement provided for incentive fees payable to the director/stockholder when certain specified revenue and targets were met. For the year ended December 31, 2002, the Company recorded an aggregate of $1,650,000 in consulting and incentive fees under this agreement, of which $1,054,167 was paid during the year, and $595,833 was owed at year end. The consulting agreement was terminated in January 2003. In connection with the termination of this agreement, it was agreed that the Company would no longer be obligated for amount owed as of December 31, 2003, and the elimination of this obligation was included in the calculation of net loss on transfer of assets recorded in connection with the closing of PCS Securities (see Note D - Discontinued Operation).

Rent expense of $25,244 was paid during the year ended December 31, 2002 on a property co-owned between the director/stockholder and another stockholder and former owner of PCS.

NOTE P  - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, based in part on outside counsel, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. The Company also leases certain office equipment under operating leases. The approximate future minimum annual rental payments under operating leases are as follows:

                        2004                       $    135,455
                        2005                            139,351
                        2006                            141,890
                        2007                            146,125
                                                   ------------
                       Total                       $    562,821
                                                   ============

Total rental expense for the years ended December 31, 2003 and 2002 was approximately $136,600 and $199,698, respectively.

NOTE Q- NONCASH INVESTING AND FINANCING ACTIVITY

Supplemental disclosure of non-cash investing and financing activity is presented below:

In February 2003, 10,300,000 shares of the Company's common stock were cancelled in connection with an agreement between the Company and the two former owners of PCS Securities.

In April 2003, an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants.

In April 2003, 293,750 shares of the Company's common stock were cancelled in connection with a litigation settlement agreement.

In January 2002, the Company issued 94,731 shares of common stock at market value to an officer of the Company as payment of bonus earned and accrued in 2001 totaling $169,000.

In July 2002, purchase price consideration payable recorded in December 2001 in connection with the acquisition of PCS Securities was reduced by $134,074, with a corresponding decrease to goodwill, based on an agreement reached between the Company and the former owners of PCS Securities.

In August 2002, an aggregate of 5,752,215 shares of common stock were issued in connection with the exercise of 5,765,634 performance warrants.

NOTE R - SELECTED QUARTERLY DATA

Summarized quarterly information for the Company for December 31, 2003 and 2002 follows:

                   2003                        Quarter         Quarter         Quarter         Quarter
                   ----                         Ended           Ended           Ended           Ended
                                                31-Mar          30-Jun          30-Sep          31-Dec          Total
                                             ------------    ------------    ------------    ------------    ------------
Continuing Operations:
Revenues                                     $    376,457    $    541,003    $    586,939    $    622,952    $  2,127,351
Expenses                                          869,559         755,512         728,615         763,843       3,117,529
                                             ------------    ------------    ------------    ------------    ------------

Operating Loss                                   (493,102)       (214,509)       (141,676)       (140,891)       (990,178)

Other income (expense), primarily interest       (468,247)        (51,691)        (65,081)        (58,657)       (643,675)
                                             ------------    ------------    ------------    ------------    ------------

Net Loss Continuing Operations                   (961,349)       (266,200)       (206,757)       (199,548)     (1,633,853)

Income from Discontinued Operations               174,117              --              --              --         174,117
                                             ------------    ------------    ------------    ------------    ------------

Net Loss                                     $   (787,232)   $   (266,200)   $   (206,757)   $   (199,548)   $ (1,459,736)
                                             ============    ============    ============    ============    ============

Loss per share                               $      (0.03)   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.06)

Weighted Average # of shares                   24,523,769      22,471,329      23,152,438      22,709,336      23,229,494


                   2002                        Quarter         Quarter         Quarter         Quarter
                   ----                         Ended           Ended           Ended           Ended
                                                31-Mar          30-Jun          30-Sep          31-Dec          Total
                                             ------------    ------------    ------------    ------------    ------------

Continuing Operations:
Revenues                                     $    291,550    $  1,128,058    $    310,397    $    394,229    $  2,124,234
Expenses                                        1,541,870       3,241,604       1,914,356       1,720,387       8,418,217
                                             ------------    ------------    ------------    ------------    ------------

Operating Loss                                 (1,250,320)     (2,113,546)     (1,603,959)     (1,326,158)     (6,293,983)

Other income (expense), primarily interest       (547,704)       (429,125)       (582,207)       (822,745)     (2,381,781)
                                             ------------    ------------    ------------    ------------    ------------

Net Loss Continuing Operations                 (1,798,024)     (2,542,671)     (2,186,166)     (2,148,903)     (8,675,764)

Income from Discontinued Operations               (57,062)         (4,310)        237,890     (16,738,816)    (16,562,298)
                                             ------------    ------------    ------------    ------------    ------------

Net Loss                                     $ (1,855,086)   $ (2,546,981)   $ (1,948,276)   $(18,887,719)   $(25,238,062)
                                             ============    ============    ============    ============    ============

Loss per share                               $      (0.08)   $      (0.11)   $      (0.08)   $      (0.67)   $      (1.01)

Weighted Average # of shares                   22,861,483      22,965,948      25,842,194      28,391,276      25,032,607

NOTE S - ACQUISITIONS

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

As discussed in Note F- Identifiable Intangibles and Goodwill, based on the closing in August 2002 of the Company's trading desk operations that were established in based on the acquisition of assets from PCH Securities, all intangible assets and goodwill recorded in connection with the PCH asset acquisition were written off in 2002.

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

As discussed in Note D - Discontinued Operations and Note F- Identifiable Intangibles and Goodwill, the Company closed its PCS Securities Subsidiary effective April 30, 2003. As a result of the closing of PCS Securities, all intangible assets and goodwill recorded in connection with the PCS Securities acquisition were written off in 2002 and 2003, and the Company has accounted for the activities of the subsidiary as discontinued operations in all periods presented.

NOTE T - JOINT VENTURE

During 2002, the Company entered into a Joint Venture agreement with Btech Investor, Inc. ("Btech"). Pursuant to this agreement, both the Company and Btech Investor formed DPBT, LLC through which it jointly developed a web-based independent healthcare research service, BiotechTracker. This product was introduced in October 2002 and through December 2003 was marketed exclusively by the Company.

Effective October 20, 2003, the Company and BTech entered into an agreement pursuant to which the joint venture was terminated. In accordance with the terms of the agreement, BiotechTracker, may be marketed by the Company through December 31, 2003, and all subscriptions in effect as of that date will be continued through the earlier of the end of the subscription term, or July 31, 2004. Subsequent to the termination of the joint venture, the Company used the intellectual property it had contributed to the joint venture to launch BioMedTracker in January 2004 as a replacement for BiotechTracker.

NOTE U - SUBSEQUENT EVENTS

In January 2004, the Company began doing business under the name Sagient Research Systems, and plans to formally adopt this new name following its annual shareholder meeting, which will be held during the second quarter of 2004, where the name change will be submitted for shareholder approval.

In March 2004, the Company's subsidiary, DP Securities, entered into a correspondent relationship with a broker-deal with an institutional trading desk, that will enable the Company's clients to begin trading for the benefit of DP Securities. In addition, in March 2004, DP Securities began doing business as Sagient Securities.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  San Diego, California
        March 30, 2004

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

Signature                                    Title                          Date
---------                                    -----                          ----

/s/ BRIAN M. OVERSTREET                 President, CEO            March 30, 2004
------------------------------           and Director
Brian M. Overstreet


/s/ ROBERT F. KYLE                 Vice President Secretary       March 30, 2004
------------------------------   General Counsel and Director
Robert F. Kyle


/s/ WILLIAM J. JACKSON                     Director               March 30, 2004
------------------------------
William J. Jackson