Form 10QSB
period 2004-03-31
PCS RESEARCH TECHNOLOGY  INC
filed 2004-05-17
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2004
--------------------------------------------------------------------------------

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

                                 Yes [X] No [ ]



As of May 14, 2004, there were 23,087,836 shares of common stock issued and outstanding.

                          PCS Research Technology, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 March 31, 2004


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

           Consolidated Balance Sheets....................................   3

           Consolidated Statements of Operations..........................   4

           Consolidated Statements of Cash Flows..........................   5

           Notes to Consolidated Financial Statements.....................   6


ITEM 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations.............  15

ITEM 3.    Controls and Procedures........................................  22

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..............................................  22

ITEM 2.    Changes in Securities and Use of Proceeds......................  22

ITEM 3.    Defaults Upon Senior Securities................................  22

ITEM 4.    Submission of Matters to a Vote of Security Holders............  23

ITEM 5.    Other Information..............................................  23

ITEM 6.    Exhibits and Reports on Form 8-K...............................  23

                          Part I Financial Information

Item 1.           Condensed Consolidated Financial Statements
                  -------------------------------------------

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2004        December 31, 2003
                                                                      Unaudited               Audited
                                                                  -----------------      -----------------
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $         131,083      $          54,348
Accounts receivable                                                          67,167                 20,206
Receivable from related parties                                             125,000                125,000
Prepaid research                                                            296,664                242,885
Other current assets                                                         51,700                 10,472
                                                                  -----------------      -----------------
  Total current assets                                                      671,614                452,911

Property and equipment, net                                                 434,739                493,493
Receivable from related parties                                                  --                 62,500
Other assets                                                                  2,580                  2,835
                                                                  -----------------      -----------------
  Total assets                                                    $       1,108,933      $       1,011,739
                                                                  =================      =================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                  $         308,237      $         213,128
Accrued interest expense                                                    160,463                129,082
Revolving credit facility                                                   100,000                100,000
Current portion of convertible debt, net                                    775,228                564,747
Notes payable                                                               300,000                300,000
Notes payable - related parties                                             187,500                187,500
Deferred revenue                                                            977,614                752,797
Other current liabilities                                                   219,484                193,663
                                                                  -----------------      -----------------
  Total current liabilities                                               3,028,526              2,440,917

Convertible debt                                                            624,018                904,244
Minority interest in subsidiary                                                  --                (60,739)
                                                                  -----------------      -----------------
  Total liabilities                                                       3,652,544              3,284,422

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 authorized
  shares; no shares outstanding                                                  --                     --
Common stock; $.0001 par value, 80,000,000 authorized,
  34,842,052 issued; 23,075,336 outstanding at March 31, 2004 and 34,557,052 issued and 22,790,336 outstanding
  at December 31, 2003                                                        2,350                  2,321
Additional paid-in capital                                               29,011,744             28,925,921
Treasury stock, 417,866 common shares at cost                               (58,501)               (58,501)
Accumulated deficit                                                     (31,499,204)           (31,142,424)
                                                                  -----------------      -----------------
  Total stockholders' equity (deficit)                                   (2,543,611)            (2,272,683)
                                                                  -----------------      -----------------

  Total liabilities and stockholders' equity (deficit)            $       1,108,933      $       1,011,739
                                                                  =================      =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                             Three Months        Three Months
                                                            Ended March 31,     Ended March 31,
                                                                 2004                2003
                                                            --------------      --------------
REVENUES
Research services                                           $      647,119      $      333,525
Consulting services                                                     --              42,000
Interest and other                                                     600                  --
                                                            --------------      --------------
  Total revenue                                                    647,719             375,525
                                                            --------------      --------------

EXPENSES
Compensation and benefits                                          310,325             412,573
General and administrative                                         272,570             287,799
Product research expenses                                          232,281              59,870
Depreciation and amortization                                       70,401              71,579
Minority interest expense                                               --              37,738
                                                            --------------      --------------
  Total expenses                                                   885,577             869,559
                                                            --------------      --------------

Operating loss                                                    (237,858)           (494,034)

OTHER EXPENSE
Interest and other                                                  58,183             467,315
Loss on joint venture                                               60,739
                                                            --------------      --------------

Net loss from continuing operations                               (356,780)           (961,349)

Discontinued operations
Income from discontinued operations                                     --             174,117
                                                            --------------      --------------

Net loss                                                    $     (356,780)     $     (787,232)
                                                            ==============      ==============

Earnings (loss) per share - basic and diluted
  Loss per share - continuing operations                             (0.02)              (0.04)
  Earnings per share - discontinued operations                          --                0.01
                                                            --------------      --------------

    Total loss per share - basic and diluted                $        (0.02)     $        (0.03)
                                                            ==============      ==============

Weighted average number of shares                               22,940,058          24,523,769
                                                            ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

PCS Research Technology, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          For The Three Months
                                                                             Ended March 31,
                                                                     ------------------------------
                                                                         2004              2003
                                                                     ------------      ------------
Cash flows from operating activities
  Net loss                                                           $   (356,780)     $   (787,232)
  Adjustments to reconcile net loss to net cash flows used in operating activities
    Depreciation and amortization                                          70,401            71,579
    Amortization of discounts on indebtedness                                  --           417,189
    Stock and stock options issued for services rendered                   85,851            16,000
    Minority interest expense                                                  --            37,738
    Income from discontinued operations                                        --          (174,117)
    Loss on joint venture                                                  60,739                --
  Net changes in assets and liabilities
    Increase in accounts receivable                                       (46,961)         (142,323)
    Decrease in receivables from related parties                           62,500                --
    Increase in prepaid research                                          (53,779)         (279,916)
    (Increase) decrease in other current assets                           (41,228)           11,140
    Decrease in other assets                                                  255            32,936
    Increase in accounts payable and accrued liabilities                  152,311            68,103
    Increase in deferred revenue                                          224,817           575,607
                                                                     ------------      ------------
  Net cash provided by (used in) continuing operations operating
activities                                                                158,126          (153,296)

Cash flows from investing activities

  Additions to property and equipment                                     (11,646)          (14,759)
  Change in net assets of discontinued operations                              --         2,027,475
                                                                     ------------      ------------
  Net cash flows provided by investing activities                         (11,646)        2,012,716

Cash flows from financing activities

  Payments on revolving credit facility                                        --        (2,505,781)
  Net proceeds from convertible debt                                           --           195,686
  Release of restricted cash                                                   --           500,000
  Repayment of notes and convertible debt                                 (69,745)           (8,375)
  Distributions to minority members                                            --          (122,000)
                                                                     ------------      ------------
  Net cash flows used in financing activities                             (69,745)       (1,940,470)
                                                                     ------------      ------------

  Net increase (decrease) in cash and cash equivalents                     76,735           (81,050)

Cash and cash equivalents, beginning of period                             54,348           390,079
                                                                     ------------      ------------

Cash and cash equivalents, end of period                                  131,083           309,029
                                                                     ============      ============

Supplemental disclosures of cash flow information
  Interest paid                                                      $     35,680      $     43,361
                                                                     ============      ============
  Taxes paid                                                         $         --      $         --
                                                                     ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 PCS Research Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 2004 and 2003
                                   (Unaudited)

NOTE A - ORGANIZATION

PCS Research Technology, Inc. and subsidiaries (the "Company" or "PCSR"), was incorporated in the State of Delaware in May 1999. PCSR is a publisher of independent research for the institutional investment community that develops, produces and sells proprietary research products to mutual funds, hedge funds and investment banks. The Company's offices are located in San Diego, California. In January 2004, the Company began doing business under the name Sagient Research Systems, and plans to formally adopt this new name following its annual shareholder meeting, which is scheduled to be held on May 20, 2004, where the name change will be submitted for shareholder approval.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of PCS Research Technology, Inc. and subsidiaries (the "Company") have been prepared pursuant to accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 2003 filed on Form 10-KSB.

The consolidated financial statements for the 2004 interim period include the accounts of the Company and its wholly owned broker-dealer subsidiary, DP Securities, Inc. ("DPS"). The comparative financial statements for the three months ended March 31, 2003 and for the year ended December 31, 2003, also include the accounts of PCS Securities, Inc. ("PCS"), its wholly owned subsidiary that was closed during the second quarter of 2003, and DPBT, LLC ("DPBT"), its majority-owned joint venture, that was terminated during the fourth quarter of 2003. All material inter-company accounts and transactions have been eliminated in consolidation.

As discussed more fully in Note C - Discontinued Operations, the Company discontinued the operations of PCS Securities in 2003, and all revenue and expense activity and related balance sheet accounts of PCS Securities for the periods presented have been reclassified and presented as discontinued operations.

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

Going Concern and Liquidity
---------------------------

The accompanying unaudited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2003 Form 10-KSB, the Company's December 31, 2003 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability and negative working capital.

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

The Company and its management believe that the independent institutional research market is a viable area in which the Company can compete, and ultimately achieve profitability. However, the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and/or to succeed in its efforts to raise additional capital. Whereas management believes its anticipated cash flow from operations could be adequate to fund its operating requirements and contractual commitments, there can be no assurances that the Company will not require additional financing prior to or after such time, or that any additional financing will be available to the Company on acceptable terms, or at all.

For the three months ended March 31, 2004, the Company incurred a net loss from continuing operations of $356,780 and as of March 31, 2004, the Company's current liabilities exceeded its current assets by $2,356,912. Although this represents an improvement relative to respective year to date losses during 2003, these factors among others indicate that the Company may be unable to continue as a going concern.

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

Revenue Recognition
-------------------

Research services revenue represents revenue from providing individual custom reports or reports on a monthly, quarterly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

Consulting services revenue represents fees from consulting services performed by DPBT, LLC. Consulting fees related to services performed by DPBT are based on customer-determined points awarded at the end of each quarter, and are recognized in the period in which the determination is made and communicated to DPBT.

Loss Per Share
--------------

The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the

--------------

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

During the quarter ended March 31, 2004, the Company issued options to employees to purchase 50,000 shares of its common stock, at exercise prices ranging from $0.30 - $0.38, and options to purchase 78,750 shares were forfeited and cancelled. All options granted during the period have a term of ten years, vest over three years and were issued at an exercise prices equal to the market value of the underlying stock at the date of grant. As of March 31, 2004, 3,011,250 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.12%, expected life of five years, and expected volatility of 141%. For option grants in during the first quarter of 2003, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.9% to 3.50%, expected lives of five years, and expected volatility of 116%.

------------------------

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been as follows:

                                            For the Three Months
                                              Ended March 31,
                                      ------------------------------

                                          2004              2003
                                      ------------      ------------
Net Loss
 As reported                          $   (356,780)     $   (787,232)
 SFAS No. 123 effect                      (124,150)         (148,619)
                                      ------------      ------------

 Pro forma net loss                   $   (480,930)     $   (935,851)

Loss per share, basic and diluted
 As reported                          $      (0.02)     $      (0.03)
 Pro forma                            $      (0.02)     $      (0.04)

Basic and diluted weighted
 average common shares
 outstanding                            22,940,058        24,523,769

Segment Information
-------------------

The Company complies with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

Based on the closing during the second quarter of 2003 of its PCS Securities subsidiary (See Note C - Discontinued Operations), which operated as a separate reportable segment, the Company currently operates as only one reportable segment. Accordingly, disclosure of separate segment information is not applicable.

New Accounting Pronouncements
-----------------------------

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Reclassifications
-----------------

Certain amounts from the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.


NOTE C - DISCONTINUED OPERATIONS

Shut down of PCS Securities Subsidiary and Asset Transfer
---------------------------------------------------------

In January 2003, the Board of Directors of the Company decided to wind down the activities of PCS Securities, Inc. and to close this subsidiary during the first half of 2003. Based on the subsequent

---------------------------------------------------------

activities of PCS Securities, the wind down was completed, and PCS Securities was closed effective April 30, 2003.

In connection with the decision to close the PCS Securities subsidiary, the Company entered into an agreement with the two former owners of PCS Securities pursuant to which the Company agreed to transfer ownership of two intangible assets, the name "PCS" and trademarks related to such name ("Trademarks") as well as a list of PCS Securities customers to the former owners of PCS Securities (or their designee) in exchange for consideration including cash, the relief of certain liabilities and the surrender by them of an aggregate of 10.3 million shares of the Company's common stock for cancellation. Pursuant to the agreement, each of the former owners of PCS Securities agreed to terminate their rights under employment and/or consulting agreements between them and the Company. Furthermore, the former owners of PCS Securities agreed to pay to the Company an aggregate of $250,000 over a period of two years assuming that certain conditions are satisfied, to repay the Company's revolving line of credit with Bear Stearns by June 30, 2003 in the event that there is an outstanding balance as of such date and to repay or assume all obligations to customers (i.e. credit balances) existing as of June 30, 2003.

In connection with this agreement, the Company granted a non-exclusive two-year license to use the Company's customer relationship management software to the former owners of PCS Securities and agreed to use a new soft dollar brokerage firm to be formed by the former owners of PCS Securities as the Company's preferred brokerage firm for soft dollar transactions.

Furthermore, the parties agreed that the Company would transfer the remaining $500,000 restricted cash balance to pay down the outstanding credit facility balance, and that all commissions generated by the PCS Securities subsidiary subsequent to January 1, 2003 that clear through Bear Stearns, would be automatically applied against the outstanding balance of the credit facility.

As a result of the transfer of the restricted cash balance, commissions collected by the Company during the first and second quarters and funds paid directly to Bear Stearns by the former owners from commissions generated by a new soft dollar brokerage firm controlled by these individuals, all of which was applied against the credit line balance, the outstanding credit line balance was fully paid as of April 30, 2003. As of March 31, 2003, PCS Securities was not in compliance with minimum net capital requirements required by the National Association of Securities Dealers ("NASD"). In connection with the closing of the PCS Securities subsidiary, the Company filed with the NASD to withdraw the PCS Securities broker-dealer license, effective April 30, 2003, and, effective April 30, 2003, all business activities related to PCS Securities were terminated.

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

Revenues and expenses from PCS Securities for the three months ended March 31, 2004 and 2003 are summarized below:

                                                              2004             2003
                                                          ------------     ------------
Revenues
   Commission and other fees                              $         --     $  1,115,463

Expenses
   Independent research expense                                     --          775,817
   Execution and clearing costs                                     --          146,856
   General and administrative expense                               --              420
                                                          ------------     ------------
     Total expenses                                                 --          923,093

                                                                    --          192,370

Loss on transfer of assets of discontinued operations                           (18,253)
                                                          ------------     ------------

Income (loss) from discontinued operations                $         --     $    174,117
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
                                                           ===========

     (a) Represents a $250,000 receivable from the former owners of PCS Securities over 2 years pursuant to the asset transfer agreement ($125,000 of which has been received and $125,000 of which is classified as current assets as of March 31, 2004), subject to certain conditions as defined in the agreement.
     (b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners.
     (c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities forgiven in connection with the wind-down.
     (d) Net customer credit balances of the PCS Securities subsidiary assumed by the former owners.
     (e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (f) Additional net assets and collections realized in connection with transaction.
     (g) Represents carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                            (Unaudited)
                                          March 31, 2004      December 31, 2003
                                         -----------------    -----------------
Computer equipment and software          $       1,328,929    $       1,317,281
Furniture and fixtures                   $          37,797    $          37,797
Office equipment                         $          76,248    $          76,248
                                         -----------------    -----------------
                                         $       1,442,974    $       1,431,326
Less accumulated depreciation            ($      1,008,234)   ($        937,833)
                                         -----------------    -----------------
                                         $         434,739    $         493,493
                                         =================    =================

NOTE E - REVOLVING LINE OF CREDIT

Bank of America Credit Facility
-------------------------------

On June 12, 2003, the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of March 31, 2004 the interest rate on the note was 8.75%.

Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

As of March 31, 2004 and December 31, 2003 the outstanding principal balance under the credit line was $100,000.

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

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At March 31, 2004 and December 31, 2003 the restructured convertible debt principal totaled $1,399,246 and $1,468,991, respectively. Of these totals, $775,228 is classified as the current portion at March 31, 2004, and $564,747 was classified as the current portion at December 31, 2003. Following is a summary of primary terms of the restructured agreements:

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


NOTE G - PROMISSORY NOTE

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15%, and had an original maturity date in April 2002, which has subsequently been extended to July 1, 2004. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. As of March 31, 2004 and December 31, 2003 the outstanding principal balance on this note was $300,000.


NOTE H - NOTES PAYABLE RELATED PARTIES

In January 2002, the Company borrowed $42,500 from a company controlled by an officer/stockholder. In connection therewith, the Company issued an unsecured promissory note to the lender, which was due and payable on January 31, 2003 and bears interest at 12% per annum. In May 2001 and October 2001, the Company borrowed an aggregate of $145,000 from the same company. These notes are unsecured, bear interest at 12% and matured on May 14, 2003 and October 31, 2003, respectively. During 2003, the maturity dates for all three notes were extended to July 1, 2004. At March 31, 2004 and December 31, 2003, the aggregate outstanding principal balance of these notes was $187,500. During the three months ended March 31, 2004 the Company recorded interest expense in connection with these notes totaling $5,625, and as of March 31, 2004 total interest payable in connection with these loans was $31,885.


NOTE I - LOSS PER SHARE

Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 3,011,250, 663,906, 675,000 and 6,996,232, respectively, at March 31, 2004 have not been included in the calculation of loss per share since their inclusion would be anti-dilutive.

NOTE J  - SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

During the first quarter of 2004, an aggregate of 285,000 shares of the Company's common stock were issued in connection with services provided to the Company.

In April 2003, an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants.

In April 2003, 293,750 shares of the Company's common stock were cancelled in connection with a litigation settlement agreement.

In February 2003, 10,300,000 shares of the Company's common stock were cancelled in connection with an agreement between the Company and the two former owners of PCS Securities. See Note C.


NOTE K - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the three months ended March 31, 2004, the Company recorded $45,000 in consulting expense to a corporation controlled by a party related to an officer/stockholder of the Company.


NOTE L - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. Total rental expense for the three months ended March 31, 2004 was approximately $33,359.



Item 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   --------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of March 31, 2004 and December 31, 2003.

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

         On an on-going basis, we evaluate our estimates, including those related to credit risk on receivables, recoverability of long lived assets, identified intangibles, goodwill and the valuation of deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

Revenue Recognition
-------------------

         Research services revenue represents revenue from providing individual custom reports or reports on a monthly, quarterly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

         Consulting services revenue represents fees from consulting services performed by DPBT, LLC. Consulting fees related to services performed by DPBT are based on customer-determined points awarded at the end of each quarter, and are recognized in the period in which the determination is made and communicated to DPBT. As a result of the decision to terminate the Joint Venture in October 2003, no consulting fee revenues were generated by DPBT during 2004.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003.

         Based on the closing of our PCS Securities subsidiary during 2003, the consolidated statements of operations presented for the three months ended March 31, 2004 and 2003 have been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

Loss From Continuing Operations
-------------------------------

Revenues
--------

         Total revenues for the three months ended March 31, 2004 increased by 72% to $647,719 compared to $375,525 for the same period in 2003. The increase in total revenue is due to primarily to higher research services revenue in 2004, which has resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community. For the 2004 period, research services revenues increased by 94%, to $647,119, from $333,525 in 2003. Partially offsetting this increase, was a $42,000 decrease in the 2004 period in consulting service revenue, as the consulting services in 2003 were performed through the Company's DPBT, LLC joint venture, which was terminated during the fourth quarter of 2003, and, accordingly, no consulting services revenue was generated during the first quarter of 2004.

Operating Expenses
------------------

         Total operating expenses for the three months ended March 31, 2004 were $885,577 compared to $869,559 for the same period in 2003. The primary factors resulting in the slight overall increase during the 2004 period were an increase in product research expenses and decreases in compensation and benefits expenses and minority interest expenses as discussed in more detail below:

Product Research Expenses
-------------------------

         Product research expenses represent internal costs and amounts paid to third parties associated with research services provided. During the three months ended March 31, 2004 such costs increased by 289% to $232,281 in 2004 compared to $59,870 in 2003 as a result of higher research services revenues, and a higher percentage of research services related to products for which payments to third parties were required in the 2004 period.

Compensation and Benefits
-------------------------

         Compensation and benefits decreased by 25% in 2004 to $310,325 compared to $412,573 in 2003. This decrease is due primarily to reductions in staff personnel and related benefits resulting in a net cost savings during the three months ended March 31, 2004 of $95,062, compared to the 2003 period. In addition, in 2004, the Company began recording commissions expense ratably over the subscription period rather than when the commission was paid as it did in 2003, resulting in a decrease in commission expense during the 2004 period of $7,186.

Minority Interest
-----------------

         Minority interest was $37,738 during the first three months of 2003, and represents the income attributable to minority member's interest in DPBT, LLC, a joint venture formed in September 2002 between the Company and Btech

Investor, Inc. Effective October 31, 2003 the Company and Btech Investor agreed to dissolve the Joint Venture and to phase out the BiotechTracker research service, and as a result, there was no comparable expense in 2004. The Company used the intellectual property it had developed as part of the joint venture to launch the BioMedTracker service.

Interest Expense
----------------

         Interest expense in the first quarter of 2004 decreased 88% to $58,183 from $467,315 for the same period in 2003. The 2003 total includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001, and net interest charges totaling $51,058 related to convertible debt, notes payable and credit facility balances. As a result of the restructuring of convertible debt during the first quarter of 2003, the amount recorded in 2003 related to the amortization of discounts on convertible debt represented the entire remaining balance of previously unamortized discount, and as such, there were no similar charges in 2004.

Loss on Joint Venture
---------------------

         Net loss for the three months ended March 31, 2004 includes a non-cash expense of $60,739 related to the write off during the period of the negative capital account balance of the minority partner in the DPBT, LLC joint venture. There was no comparable activity in the 2003 period.

Loss From Continuing Operations
-------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 63% to $356,780 in the three months ended March 31, 2004 from $961,348 in the same period a year ago.

Income from Discontinued Operations
-----------------------------------

Income from discontinued operations represents the net revenue and expense activity from PCS Securities during the 2003 three-month period and includes the following. As a result of the closing of PCS Securities during 2003, there is no comparable activity during 2004.

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                              2004             2003
                                                          ------------     ------------
Revenues
   Commission and other fees                              $         --     $  1,115,463

Expenses
   Independent research expense                                     --          775,817
   Execution and clearing costs                                     --          146,856
   General and administrative expense                               --              420
                                                          ------------     ------------
     Total expenses                                                 --          923,093

                                                                    --          192,370

Loss on transfer of assets of discontinued operations               --          (18,253)
                                                          ------------     ------------

Income (loss) from discontinued operations                $         --     $    174,117
                                                          ============     ============

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The accompanying consolidated financial statements have been prepared using the going concern basis of accounting. As more fully discussed in Company's 2003 Form 10-KSB, the Company's December 31, 2003 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability and negative working capital.

         At March 31, 2004, the Company's current liabilities exceeded its current assets by $2,356,912, and it had $131,083 of cash and cash equivalents to meet its immediate short-term liquidity requirements. Whereas management believes based on expected increases in research services revenues and expected continued improvement in operating results, our anticipated cash flow from operations could be adequate to fund operations for the 2004 fiscal year, there can be no assurance that the Company will not require additional financing during 2004, or if additional financing is required, any such financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

Operating Activities
--------------------

         Cash provided by operating activities increased by $311,422 to $158,126 during the three months ended March 31, 2004 compared to cash used in operating activities of $153,296 during the three months ended March 31, 2003.

         Cash provided by operating activities during the three months ended March 31, 2004 included a net loss of $356,780, adjustments for non-cash activity of $216,991 and net changes in asset and liability accounts totaling $297,915. This compares with a net loss of $787,232, adjustments for non-cash activity of $368,389 and net changes in asset and liability accounts of $265,547 during the 2003 period.

Investing Activities
--------------------

         Cash flow from investing activities during the three months ended March 31, 2004 was $11,646 and resulted from cash used by the company related to additions of property and equipment during the period. This compares to cash provided by investing activities of $2,012,716 during the three months ended March 31, 2003 as a result of $2,027,475 of cash received from change in net assets of discontinued operations and additions of property and equipment of $14,759 during 2003.

Financing Activities
--------------------

         Cash used in financing activities during the three months ended March 31, 2004 totaled $69,745 as a result of repayments of notes and convertible debt during the period. This compares to cash used in financing activities of $1,940,470 during the three months ended March 31, 2003. The greater amount of cash used during the 2003 period is primarily due to repayments totaling $2,505,781 during the period on the Company's credit facility with Bear Stearns. As discussed in Note C to the Financial Statements, this credit facility was paid in full and terminated as of April 30, 2003 in connection with the closing of PCS Securities. Partially offsetting this repayment was a transfer of the $500,000 restricted cash balance that had been held by Bear Stearns as cash collateral on the credit facility.

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of March 31, 2004 the interest rate on the note was 8.75%.

         Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010.

         As of March 31, 2004 the outstanding principal balance under the credit line was $100,000.

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

         In connection with the Company's decision to close PCS Securities during 2003 and the agreement reached with the former owners of PCS, the parties agreed that the Company would transfer the remaining $500,000 security deposit balance to pay down the outstanding credit facility balance, and that all commissions generated by PCS Securities subsequent to January 1, 2003 that clear through Bear Stearns will be applied against the outstanding balance of the credit facility.

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

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At March 31, 2004, the restructured convertible debt principal totaled $1,399,246 of which $775,228 is classified as the current portion.

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

         The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of March 31, 2004 the outstanding principal balance was $1,244,246, of which $620,228 was a current liability and $624,018 was a long-term liability.

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

In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of March 31, 2004 the outstanding principal balance was $155,000, all of which was reflected as a current liability.

Promissory Notes
----------------

         On November 22, 2001, the Company borrowed $300,000 from an unrelated party. In connection with such loan, the Company issued a note to the lender, which note is unsecured, bears in interest at 15% per annum and was originally due in July 2002. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. In November 2002, the Company paid interest accrued through October 31, 2002, totaling $42,875 and received and extension of the maturity date of the note to May 15, 2003. In May 2003, the Company received an extension the maturity date of the note to July 16, 2003, and in July 2003, the maturity date was extended to January 1, 2004. In December 2003, the maturity date was extended again to July 1, 2004. During the first quarter of 2004 the Company recorded interest expense in connection with this note totaling $11,250, and as of March 31, 2004 total interest payable in connection with these loans was $63,875.

         On May 14, 2001, October 31 2001 and January 13, 2002, the Company borrowed an aggregate of $187,500 from an entity controlled by an officer/stockholder of the Company. In connection with such loans, the Company issued notes to lender that are unsecured, bear interest at 12% and matured on May 14, 2003, October 31, 2003 and July 1, 2003 respectively. During 2003, the maturity dates for all three notes were extended to July 1, 2004. During the first quarter of 2004 the Company recorded interest expense in connection with this note totaling $5,625, and as of March 31, 2004 total interest payable in connection with these loans was $31,885.

New Accounting Pronouncements
-----------------------------

See accompanying notes to the condensed consolidated financial statements for a description.


Item 3.           Controls and Procedures
                  -----------------------

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and other members of the Company's senior management as of the end of the period covered by this Quarterly Report. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company`s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Part II Other Information

Item 1.           Legal Proceedings.
                  ------------------

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

   (b)   Reports on Form 8-K
         -------------------

            Current Report on Form 8-K filed on January 12, 2004 with respect to Items 7, 9 and 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PCS RESEARCH TECHNOLOGY, INC.


                                    By: /s/ BRIAN M. OVERSTREET
                                        ----------------------------------------
                                    Name: Brian M. Overstreet
                                    Title: President and Chief Executive Officer

Dated: May 17, 2004