Form 10QSB
period 2004-06-30
SAGIENT RESEARCH SYSTEMS, INC.
filed 2004-08-16
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2004
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________  to  ___________________

                          Commission File Number 025449
                                                 ------

                         Sagient Research Systems, Inc.
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

                                 Yes [X] No [ ]



As of August 13, 2004, there were 23,110,796 shares of common stock issued and outstanding.

================================================================================

                         Sagient Research Systems, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2004


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

           Consolidated Balance Sheets..................................     3

           Consolidated Statements of Operations........................     4

           Consolidated Statements of Cash Flows........................     5

           Notes to Consolidated Financial Statements...................     6


ITEM 2.    Management's Discussion and Analysis
            of Financial Condition and Results of Operations............    16

ITEM 3.    Controls and Procedures......................................    22

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................    22

ITEM 2.    Changes in Securities and Use of Proceeds....................    22

ITEM 3.    Defaults Upon Senior Securities..............................    22

ITEM 4.    Submission of Matters to a Vote of Security Holders..........    23

ITEM 5.    Other Information............................................    23

ITEM 6.    Exhibits and Reports on Form 8-K.............................    23

================================================================================

                          Part I Financial Information

Item 1.           Condensed Consolidated Financial Statements
                  -------------------------------------------

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2004      December 31, 2003
                                                                    Unaudited             Audited
                                                                -----------------    -----------------
                         ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $           9,164    $          54,348
Accounts receivable                                                        20,300               20,206
Receivable from related parties                                                --              125,000
Prepaid research                                                          256,643              242,885
Other current assets                                                       66,990               10,472
                                                                -----------------    -----------------
   Total current assets                                                   353,097              452,911

Property and equipment, net                                               374,143              493,493
Receivable from related parties                                                --               62,500
Other assets                                                                1,890                2,835
                                                                -----------------    -----------------
   Total assets                                                 $         729,130    $       1,011,739
                                                                =================    =================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                $         252,722    $         213,128
Accrued interest expense                                                  202,596              129,082
Revolving credit facility                                                 100,000              100,000
Current portion of convertible debt                                       493,575              564,747
Notes payable                                                             300,000              300,000
Notes payable - related parties                                           222,500              187,500
Deferred revenue                                                          952,218              752,797
Other current liabilities                                                 154,310              193,663
                                                                -----------------    -----------------
   Total current liabilities                                            2,677,921            2,440,917

Convertible debt, less current portion                                    870,188              904,244
Minority interest in subsidiary                                                --              (60,739)
                                                                -----------------    -----------------
   Total liabilities                                                    3,548,109            3,284,422

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 authorized
   shares; no shares outstanding                                               --                   --
Common stock; $.0001 par value, 80,000,000 authorized,
   34,854,552 issued; 23,087,836 outstanding at June 30, 2004 and 34,557,052 issued and 22,790,336 outstanding
   at December 31, 2003                                                     2,351                2,321
Additional paid-in capital                                             29,012,993           28,925,921
Treasury stock, 417,866 common shares at cost                             (58,501)             (58,501)
Accumulated deficit                                                   (31,775,822)         (31,142,424)
                                                                -----------------    -----------------
 Total stockholders' equity (deficit)                                  (2,818,979)          (2,272,683)
                                                                -----------------    -----------------

 Total liabilities and stockholders' equity (deficit)           $         729,130    $       1,011,739
                                                                =================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                 ----------------------------    ----------------------------
                                                     2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------
REVENUES
Research services                                $    657,123    $    498,985    $  1,304,242    $    832,510
Consulting services                                        --          33,000              --          75,000
Other revenue                                           3,500           8,700           4,100           8,700
                                                 ------------    ------------    ------------    ------------
    Total revenue                                     660,623         540,685       1,308,342         916,210
                                                 ------------    ------------    ------------    ------------

EXPENSES
Compensation and benefits                             382,630         361,788         692,955         774,361
General and administrative                            199,689         159,821         472,259         447,620
Product research expenses                             211,074         125,168         443,355         185,038
Depreciation and amortization                          68,167          70,677         138,568         142,256
Minority interest expense                                  --          38,058              --          75,796
                                                 ------------    ------------    ------------    ------------
    Total expenses                                    861,560         755,512       1,747,137       1,625,071
                                                 ------------    ------------    ------------    ------------

Operating loss                                       (200,937)       (214,827)       (438,795)       (708,861)

OTHER EXPENSE
Interest and other                                    (50,681)        (51,373)       (108,864)       (518,688)
Loss on joint venture                                      --              --         (60,739)             --
Discount on note receivable                           (25,000)             --         (25,000)             --
                                                 ------------    ------------    ------------    ------------
    Total other expense                               (75,681)        (51,373)       (194,603)       (518,688)
                                                 ------------    ------------    ------------    ------------

Net loss from continuing operations                  (276,618)       (266,200)       (633,398)     (1,227,549)

Discontinued operations
Income from discontinued operations                        --          44,358              --         218,475
                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (276,618)   $   (221,842)   $   (633,398)   $ (1,009,074)
                                                 ============    ============    ============    ============

Earnings (loss) per share - basic and diluted
  Loss per share - continuing operations                (0.01)          (0.01)          (0.03)          (0.05)
  Earnings per share - discontinued operations             --            0.00              --            0.01
                                                 ------------    ------------    ------------    ------------

    Total loss per share - basic and diluted     $      (0.01)   $      (0.01)   $      (0.03)   $      (0.04)
                                                 ============    ============    ============    ============

Weighted average number of shares                  23,083,303      22,471,329      23,012,076      23,491,879
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Cash flows from operating activities
  Net loss                                                             $   (633,398)   $ (1,227,549)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Depreciation and amortization                                          138,568         142,256
     Amortization of discounts on indebtedness                                   --         417,189
     Stock and stock options issued for services rendered                    85,852          16,000
     Minority interest expense                                                   --          75,796
     Discount on note receivable                                             25,000              --
     Income from discontinued operations                                         --         218,475
     Loss on joint venture                                                   60,739              --
  Net changes in assets and liabilities
     Increase in accounts receivable                                            (94)        (80,920)
     Increase in prepaid research                                           (13,758)       (324,447)
     (Increase) decrease in other current assets                            (56,518)         26,044
     Decrease in other assets                                                   945          45,002
     Increase (decrease) in accounts payable and accrued liabilities         73,755         (91,656)
     Increase in deferred revenue                                           199,421         715,277
                                                                       ------------    ------------
  Net cash used in operating activities                                    (119,488)        (68,533)

Cash flows from investing activities

  Additions to property and equipment                                       (19,218)        (20,092)
  Proceeds from note receivable                                             162,500
  Change in net assets of discontinued operations                                --       2,196,014
                                                                       ------------    ------------
  Net cash provided by investing activities                                 143,282       2,175,922

Cash flows from financing activities

  Payments on revolving credit facility                                          --      (2,391,975)
  Net proceeds from issuance of note payable                                 35,000              --
  Proceeds from exercise of stock options                                     1,250              --
  Net proceeds from convertible debt                                             --         187,311
  Repayment of notes and convertible debt                                  (105,228)        (25,716)
  Distributions to minority members                                              --        (170,000)
                                                                       ------------    ------------
  Net cash used in financing activities                                     (68,978)     (2,400,380)
                                                                       ------------    ------------

  Net decrease in cash and cash equivalents                                 (45,184)       (292,991)

Cash and cash equivalents, beginning of period                               54,348         390,079
                                                                       ------------    ------------

Cash and cash equivalents, end of period                               $      9,164    $     97,088
                                                                       ============    ============

Supplemental disclosures of cash flow information
 Interest paid                                                         $     55,622    $     99,878
                                                                       ============    ============
 Taxes paid                                                            $      1,600    $         --
                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

                 Sagient Research Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE A - ORGANIZATION

Sagient Research Systems, Inc. and subsidiaries (the "Company" or "Sagient"), formerly known as PCS Research Technology, Inc. ("PCSR"), was incorporated in the State of Delaware in May 1999. Sagient is a publisher of independent research for the institutional investment community that develops, produces and sells proprietary research products to mutual funds, hedge funds and investment banks. The Company's offices are located in San Diego, California.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Sagient Research Systems, Inc. and subsidiaries (the "Company") have been prepared pursuant to accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Company's latest audited financial statements for the year ended December 31, 2003 filed on Form 10-KSB.

The consolidated financial statements for the 2004 interim periods include the accounts of the Company and its wholly owned broker-dealer subsidiary, DP Securities, Inc. ("DPS"). The comparative financial statements for the six months ended June 30, 2003 and for the year ended December 31, 2003 also include the accounts of PCS Securities, Inc. ("PCS Securities" or "PCS"), its wholly owned subsidiary that was closed during the second quarter of 2003, and DPBT, LLC ("DPBT"), its majority-owned joint venture, that was terminated during the fourth quarter of 2003. All material inter-company accounts and transactions have been eliminated in consolidation.

As discussed more fully in Note C - Discontinued Operations, the Company discontinued the operations of PCS Securities in 2003 and all revenue and expense activity and related balance sheet accounts of PCS Securities for the periods presented have been reclassified and presented as discontinued operations.

In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented have been included. The Company's quarterly results are not necessarily indicative of results for a full year.

Going Concern and Liquidity
---------------------------

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course

================================================================================
of business. As more fully discussed in the Company's 2003 Form 10-KSB, the Company's December 31, 2003 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability and negative working capital.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To address the going concern issue, management has re-focused its efforts and the Company's resources toward the single objective of providing high-quality, independent research to the institutional investment community. In conjunction with these efforts, the Company has aggressively reduced staff and expenses, and is actively pursuing additional equity and debt financing to supplement cash flow from operations.

The Company and its management believe that the independent institutional research market is a viable area to compete, and ultimately achieve profitability. However, the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to succeed in its efforts to raise additional capital. Management believes its anticipated cash flow from operations could be adequate to fund its operating requirements and contractual commitments, however, there can be no assurances that the Company will not require additional financing, or whether additional financing will be available to the Company on acceptable terms, or at all.

For the six months ended June 30, 2004 the Company incurred a net loss from continuing operations of $633,398 and as of June 30, 2004 the Company's current liabilities exceeded its current assets by $2,324,824. Although this represents an improvement relative to respective year to date losses during 2003, these factors among others indicate that the Company may be unable to continue as a going concern.

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

Revenue Recognition
-------------------

Research services represents revenue from providing individual custom reports or reports on a monthly, quarterly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

Loss Per Share
--------------

The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

================================================================================

Stock-Based Compensation
------------------------

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. Compensation expense, if any, is generally based on the difference between the Stock-Based Compensation (Continued)

exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award. The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note.

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

As of May 15, 2001 the Board of Directors of the Company adopted the 2001 Stock Plan ("2001 Plan"), which was approved by the Company's shareholders in November 2001. The 2001 Plan provides for accelerated vesting provisions in the event of a change in control and other events, as defined.

During the quarter ended June 30, 2004 the Company issued options to employees to purchase 150,000 shares of its common stock, at an exercise price of $0.35, and options to purchase 71,250 shares were forfeited and cancelled. All options granted during the period have a term of ten years, vest over three years and were issued at an exercise prices equal to the market value of the underlying stock at the date of grant. As of June 30, 2004 options to purchase 3,077,500 shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.85%, expected life of five years, and expected volatility of 140%. For option grants in the second quarter of 2003, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.9% to 3.50%, expected lives of five years, and expected volatility of 111%.

================================================================================

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                            Three Months                     Six Months
                                           Ended June 30,                  Ended June 30,
                                    ----------------------------    ----------------------------
                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------
Net loss as reported                $   (276,618)   $   (221,842)   $   (633,398)   $ (1,009,074)
   SFAS No. 123 effect                  (137,564)       (146,164)       (261,713)       (294,783)
                                    ------------    ------------    ------------    ------------

   Pro forma net loss               $   (414,182)   $   (368,006)   $   (895,111)   $ (1,303,857)
                                    ============    ============    ============    ============

Loss per share, basic and diluted
as reported                         $      (0.01)   $      (0.01)   $      (0.03)   $      (0.04)
   Pro forma                        $      (0.02)   $      (0.02)   $      (0.04)   $      (0.06)

Basic and diluted weighted
average common shares outstanding     23,083,303      22,471,329      23,012,076      23,491,879


Segment Information
-------------------

The Company complies with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

After the closing during the second quarter of 2003 of its PCS Securities subsidiary (See Note C - Discontinued Operations) the Company currently has no reportable segments. Accordingly, disclosure of segment information is not applicable.

New Accounting Pronouncements
-----------------------------

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Reclassifications
-----------------

Certain amounts from the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

================================================================================

NOTE C - DISCONTINUED OPERATIONS

Shut down of PCS Securities Subsidiary and Asset Transfer
---------------------------------------------------------

In January 2003 the Board of Directors of the Company decided to wind down the activities of PCS Securities. during the first half of 2003. Based on the subsequent activities of PCS Securities, the wind down was completed, and PCS Securities operations were discontinued effective April 30, 2003.

Shut down of PCS Securities Subsidiary and Asset Transfer (Continued)

In connection with the decision to close the PCS Securities subsidiary the Company entered into an agreement with the two former owners. The Company agreed to transfer ownership of two intangible assets, the name "PCS" and trademarks related to the name ("Trademarks") as well as a list of PCS Securities customers to the former owners (or their designee) in exchange for consideration including cash, the relief of certain liabilities and the surrender of an aggregate of
10.3 million shares of the Company's common stock for cancellation. Pursuant to the agreement, each of the former owners of PCS Securities agreed to terminate their rights under employment and consulting agreements between them and the Company. Furthermore, they agreed to pay to the Company $250,000 over a period of two years assuming certain conditions are satisfied, to repay the Company's revolving line of credit with Bear Stearns by June 30, 2003 and to repay or assume all obligations to customers (i.e. credit balances) existing as of June 30, 2003.

In connection with this agreement, the Company granted a non-exclusive two-year license to use the Company's customer relationship management software to the former owners of PCS Securities and agreed to use a new soft dollar brokerage firm formed by the former owners of PCS Securities as the Company's preferred brokerage firm for soft dollar transactions.

Furthermore, the parties agreed the Company would transfer the remaining $500,000 restricted cash balance to pay down the outstanding credit facility, and all commissions generated by the PCS Securities subsidiary subsequent to January 1, 2003 cleared through Bear Stearns would be automatically applied against the outstanding balance of the credit facility.

As a result of the transfer of the restricted cash balance, commissions collected by the Company during the first and second quarters of 2003 and funds paid directly to Bear Stearns by the former owners of PCS Securities from commissions generated by a new soft dollar brokerage firm controlled by these individuals, all of which was applied against the credit line balance, the outstanding credit line balance was fully paid as of April 30, 2003. In connection with the closing of the PCS Securities subsidiary, the Company filed with the NASD to withdraw the PCS Securities broker-dealer license, effective April 30, 2003, and effective April 30, 2003 all business activities related to PCS Securities were terminated.

================================================================================

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

Revenues and expenses from PCS Securities for the three and six months ended June 30, 2004 and 2003 are summarized below:

                                                                Three Months                   Six Months
                                                               Ended June 30,                Ended June 30,
                                                        ---------------------------   ---------------------------
                                                            2004           2003           2004           2003
                                                        ------------   ------------   ------------   ------------
Revenues
  Commission and other fees                             $         --   $    243,385   $         --   $  1,358,848

Expenses
  Independent research expense                                    --        168,042             --        943,859
  Execution and clearing costs                                    --         30,985             --        177,841
  General and administrative expense                              --             --             --            420
                                                        ------------   ------------   ------------   ------------
      Total expenses                                              --        199,027             --      1,122,120
                                                        ------------   ------------   ------------   ------------


                                                                  --         44,358             --        236,728

Loss on transfer of assets of discontinued operations             --             --             --        (18,253)
                                                        ------------   ------------   ------------   ------------

Income from discontinued operations                     $         --   $     44,358   $         --   $    218,475
                                                        ============   ============   ============   ============

================================================================================

Loss on Transfer of Assets
--------------------------

In connection with the Company's agreement to transfer the PCS trademark and customer list intangibles to the former owners of PCS Securities in exchange for cash, the relief of liabilities and the surrendering of 10.3 million shares of the Company's common stock held by these individuals, the Company recorded a loss on the transfer, in the first quarter of 2003, totaling $18,253.

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
                                                                 ===========

     (a) Represents a $250,000 receivable from the former owners of PCS Securities over 2 years pursuant to the asset transfer agreement ($225,000 of which has been received through June 30, 2004 and $25,000 of which was written off by the Company during the quarter ended June 30, 2004 based on a discount for early payment of the final two installments due).
     (b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners of PCS Securities
     (c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities forgiven in connection with the wind-down.
     (d) Net customer credit balances of the PCS Securities subsidiary assumed by the former owners.
     (e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (f) Additional net assets and collections realized in connection with the transaction.
     (g) Represents carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                           (Unaudited)
                                          June 30, 2004      December 31, 2003
                                        -----------------    -----------------
Computer equipment and software         $       1,336,499    $       1,317,281
Furniture and fixtures                             37,797               37,797
Office equipment                                   76,248               76,248
                                        -----------------    -----------------
                                                1,450,544            1,431,326

Less accumulated depreciation                  (1,076,401)            (937,833)
                                        -----------------    -----------------
                                        $         374,143    $         493,493
                                        =================    =================

================================================================================

NOTE E - REVOLVING LINE OF CREDIT

Bank of America Credit Facility
-------------------------------

On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of June 30, 2004 the interest rate on the note was 8.75%.

Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, through June 12, 2010, the remaining term of the note.

As of June 30, 2004 and December 31, 2003 the outstanding principal balance under the credit line was $100,000.

The credit line is guaranteed by the United States Small Business
Administration, as well as by the Company's President and CEO.


NOTE F - CONVERTIBLE DEBT

On December 17, 2001 the Company issued convertible debentures in the amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until paid in full or converted into shares of the Company's common stock.

In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At June 30, 2004 and December 31, 2003 the restructured convertible debt principal totaled $1,363,763 and $1,468,991, respectively. Of these totals, $493,575 is classified as the current portion at June 30, 2004, and $564,747 was classified as the current portion at December 31, 2003.

Following is a summary of primary terms of the restructured agreements:

$1,250,000 Original Principal Amount Note
-----------------------------------------

The original debenture was amended in February 2003 and the principal balance was changed to $1,425,000. The amended principal balance includes the original principal amount plus accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The Company paid the remaining balance of accrued interest at February 28, 2003 totaling $26,736 and $125,000 of accrued liquidated damages were waived by the debenture holder.

The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance can be converted

================================================================================
into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.


CONVERTIBLE DEBT (Continued)

The Company has not made required payments to the convertible debenture holder on this note for the months of April, May, June and July of 2004, and as of the date of this report the total amount of arrearage was $200,000. Pursuant to the terms of the debenture agreement, each such non-payment constituted an Event of Default under the agreement. In August 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through September 28, 2004 and the Company received a waiver from the debenture holder with respect to each of these Events of Default.

$350,000 Original Principal Amount Note
---------------------------------------

The original debenture was amended in February 2003 and the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002 of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.


NOTE G - PROMISSORY NOTE

On November 22, 2001 the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15%, and had an original maturity date in April 2002, which has subsequently been extended to January 1, 2005. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During the six months ended June 30, 2004 the Company recorded interest expense of $22,500 in connection with this note, and as of June 30, 2004 and December 31, 2003 the outstanding principal balance on this note was $300,000 and accrued interest payable was $75,125 and $52,625, respectively.


NOTE H - NOTES PAYABLE RELATED PARTIES

Between May 2001 and January 2002 the Company borrowed an aggregate of $187,500 from a company controlled by an officer/stockholder pursuant to unsecured promissory note agreements. In June 2004, the Company borrowed an additional $35,000 from the same company and the Company issued an additional promissory note to the lender. All of the promissory notes bear interest at an annual rate of 12% and are due and payable on January 1, 2005. During the six months ended June 30, 2004 the Company recorded interest expense in connection with these notes totaling $11,250, and as of June 30, 2004 and December 31, 2003 the aggregate outstanding principal balance was $222,500 and $187,500, respectively, and the respective accrued interest payable was $37,510 and $31,885, respectively.

================================================================================

NOTE I - LOSS PER SHARE

Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 3,077,500, 663,906, 675,000 and 6,818,813, respectively at June 30, 2004 have not been included in the calculation of loss per share since their inclusion would be anti-dilutive.


NOTE J  - SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

During the three months ended March 31, 2004 an aggregate of 285,000 shares of the Company's common stock valued at $85,850 were issued in connection with services provided to the Company.

In April 2003 an aggregate of 5,688,750 shares of common stock were issued in connection with the exercise of 5,765,626 performance warrants.

In April 2003 the Company cancelled 293,750 shares of common stock in connection with a litigation settlement agreement.

In February 2003 the Company cancelled 10,300,000 shares of common stock in connection with an agreement between the Company and the two former owners of PCS Securities. See Note C.


NOTE K - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the six months ended June 30, 2004 the Company recorded $90,000 in consulting expense provided by a corporation controlled by an officer/stockholder of the Company.


NOTE L - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. Total rental expense for the six months ended June 30, 2004 was approximately $66,718.

================================================================================

Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     --------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2004 and December 31, 2003.

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

GENERAL OVERVIEW

         Sagient Research Systems, Inc., formerly PCS Research Technology, Inc. ("PCSR"), based in San Diego, California and incorporated in Delaware in 1999 is a publisher of independent research for the institutional investment community. We use proprietary technology platforms to distribute financial data, research, and analytics to mutual funds, hedge funds, and investment banks. We operate our business activities through the parent entity, Sagient Research Systems, Inc. ("Sagient", "we", or the "Company") and through our wholly owned subsidiary, DP Securities, Inc. ("DPS"), a broker-dealer incorporated in the State of California.

         During 2002 and through April 30, 2003 we also operated through our wholly owned subsidiary PCS Securities, Inc. ("PCS Securities" or "PCS"), a broker-dealer incorporated in the State of Washington. PCS Securities was closed in 2003, and accordingly, all activities related to PCS Securities have been accounted for as discontinued operations.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

================================================================================

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

Revenue Recognition
-------------------

         Research services represents revenue from providing individual custom reports or reports on a monthly, quarterly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

         Consulting services revenue in 2003 represents fees from consulting services performed by DPBT, LLC. Consulting fees related to services performed by DPBT, LLC are based on customer-determined points awarded at the end of each quarter and are recognized in the period in which the determination is made and communicated to DPBT, LLC. As a result of the decision to terminate the Joint Venture in October 2003, no consulting fee revenues were generated by DPBT, LLC during 2004.

RESULTS OF OPERATIONS

Six months ended June 30, 2004 compared to the six months ended June 30, 2003.

         Based on the closing of our PCS Securities subsidiary during 2003 the consolidated statements of operations presented for the six months ended June 30, 2004 and 2003 have been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

Loss From Continuing Operations
-------------------------------

Revenues
--------

         Total revenues for the six months ended June 30, 2004 increased by 43% to $1,308,342 compared to $916,210 for the same period in 2003. The increase in total revenue is due to primarily to higher research services revenue in 2004 that has resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community. For the 2004 period, research services revenues increased by 57%, to $1,304,242, from $832,510 in 2003. Partially offsetting this increase was a $75,000 decrease in the 2004 period in consulting service revenue, as the consulting services in 2003 were performed through the Company's DPBT, LLC joint venture, which was terminated during the fourth quarter of 2003 and, accordingly, no consulting services revenue was generated during the first quarter of 2004.

Operating Expenses
------------------

         Total operating expenses for the six months ended June 30, 2004 increased by 7.5% to $1,747,137 compared to $1,625,071 for the same period in 2003. The primary factors resulting in the increase in operating expenses during the 2004 period were an increase in product research expenses and decreases in compensation and benefits expenses and minority interest expenses as discussed in more detail below:

================================================================================

Product Research Expenses
-------------------------

         Product research expenses represent internal costs and amounts paid to third parties associated with research services provided. During the six months ended June 30, 2004 such costs increased by 140% to $443,355 in 2004 compared to $185,038 in 2003 as a result of higher research services revenues, and a higher percentage of research products sold that require payment to a third-party research providers in the 2004 period.

Compensation and Benefits
-------------------------

         Compensation and benefits decreased by 11% in 2004 to $692,955 compared to $774,361 in 2003. This decrease is due primarily to reduced salaries and wages and commissions expense, offset partially by an increase in sales-incentive bonuses and costs related to employee benefits.

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

Interest Expense
----------------

         Interest and other expense in the first half of 2004 decreased 79% to $108,864 from $518,688 for the same period in 2003. The 2003 total includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001, and net interest charges totaling $102,749 related to convertible debt, notes payable and credit facility balances. As a result of the restructuring of convertible debt during the first quarter of 2003, the amount recorded in 2003 related to the amortization of discounts on convertible debt represented the entire remaining balance of previously unamortized discount, and as such, there were no similar charges in 2004.

Loss on Joint Venture
---------------------

         Net loss for the six months ended June 30, 2004 includes a non-cash expense of $60,739 related to the write off during the period of the negative capital account balance of the minority partner in the DPBT, LLC joint venture. There was no comparable activity in the 2003 period.

Discount on Note Receivable
---------------------------

         Net loss for the six months ended June 30, 2004 includes an expense of $25,000 related to the write off during the period of a portion of the receivable from related party in exchange for early payment of the final two installment payments due. There was no comparable activity in the 2003 period.

Loss From Continuing Operations
-------------------------------

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 48% to $633,398 in the six months ended June 30, 2004 from $1,227,549 in the same period a year ago.

================================================================================

Income from Discontinued Operations
-----------------------------------

         Income from discontinued operations for the six months ended June 30, 2003 was $218,475 and represents the net revenue and expense activity from PCS Securities during the 2003 period. As a result of the closing of PCS Securities during 2003, there is no comparable activity during 2004.



LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Company's 2003 Form 10-KSB, the Company's December 31, 2003 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's lack of profitability and negative working capital.

         For the six months ended June 30, 2004 the Company incurred a net loss of $633,398, and as of June 30, 2004 the Company's current liabilities exceeded its current assets by $2,324,824. Whereas company management believes that operating results will continue to improve based on expected continuing increases in research services revenues, the Company is attempting to raise additional capital in order to satisfy its past due debt obligations and to provide additional working capital in support of future growth. However, there can be no assurance that expected improvement in operating results will be sufficient to fund operations for the remainder of the 2004 fiscal year, or that efforts to raise additional capital will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

         During the six months ended June 30, 2004 the Company incurred a net decrease in cash and cash equivalents of $45,184, as summarized below:


         Net cash used in operating activities            $   (119,488)
         Net cash provided by investing activities             143,282
         Net cash used in financing activities                 (68,978)
                                                          ------------
         Net decrease in cash and cash equivalents        $    (45,184)
                                                          ============


Operating Activities
--------------------

         Net cash used in operating activities during the six months ended June 30, 2004 totaled $119,488 and occurred as a result of changes in asset and liability accounts that generated net cash in the amount of $203,751 offset by cash used in the amount of $323,239 as a result of the net loss during the period, adjusted for non-cash items.

Investing Activities
--------------------

         Net cash provided by investing activities during the six months ended June 30, 2004 totaled $143,282 and occurred as a result from additions of property and equipment and collection on a note receivable during the period.

================================================================================

Financing Activities
--------------------

         Net cash used in financing activities during the six months ended June 30, 2004 totaled $68,978 and occurred as a result of repayments of convertible debt during the period in the amount of $105,228 offset by proceeds from a note payable to related parties in the amount of $35,000 and proceeds from stock option exercises in the amount of $1,250.




Debt Agreements
---------------

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this initial period the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of June 30, 2004 the interest rate on the note was 8.75%.

         Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly on a fully amortized basis through June 12, 2010, the remaining term of the note.

         As of June 30, 2004 the outstanding principal balance under the credit line was $100,000.

         The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.


Convertible Debt
----------------

         On December 17, 2001 the Company issued convertible debentures in the amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until paid in full or converted into shares of the Company's common stock.

         In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At June 30, 2004 the restructured convertible debt principal totaled $1,363,763 of which $493,575 is classified as the current portion and accrued interest payable totals $89,961.

Following is a summary of primary terms of the restructured agreements:

$1,250,000 Original Principal Amount Note
-----------------------------------------

         The original debenture was amended in February 2003 and the principal balance was changed to $1,425,000. The amended principal balance includes the original principal balance plus accrued and unpaid liquidated damages and interest of $150,000 and $25,000, respectively. The Company paid the remaining balance of accrued interest at February 28, 2003 totaling $26,736 and $125,000 of accrued liquidated damages were waived by the debenture holder. The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100.

================================================================================

         The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of June 30, 2004 the outstanding principal balance was $1,208,763 of which $338,575 was a current liability and $870,188 was a long-term liability.

         The Company has not made required payments to convertible debenture holder on this note for the months of April, May, June and July of 2004, and as of the date of this report, the total amount of arrearage was $200,000. Pursuant to the terms of the debenture agreement, each such non-payment constituted an Event of Default under the agreement. In August 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through September 28, 2004 and the Company received a waiver from the debenture holder with respect to each of these Events of Default.


$350,000 Original Principal Amount Note
---------------------------------------

         The original debenture was amended in February 2003 and the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002 of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844 were waived by the debenture holder. The debenture matures on February 28, 2005 and bears interest at an annual rate of 14%. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date. The outstanding principal balance can be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20, and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 35,000 shares of the Company's common stock that were included in the original debenture.

         In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of June 30, 2004 the outstanding principal balance was $155,000 and was reflected as a current liability.

Notes Payable
-------------

         On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured and bears in interest at 15% per annum. The note was originally due in July 2002 but has been extended until January 1, 2005. In connection with the note, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During the six months ended June 30, 2004 the Company recorded interest expense in connection with this note totaling $22,500 and as of June 30, 2004 total interest payable in connection with this loan was $75,125.

Notes Payable - Related Parties
-------------------------------

         Between May 2001 and January 2002 the Company borrowed an aggregate of $187,500 from a company controlled by an officer and stockholder pursuant to unsecured promissory note agreements. In June 2004 the Company borrowed an additional $35,000 from the same company and the Company issued an additional promissory note to the lender. All of the promissory notes bear interest at an annual rate of 12% and are due and payable on January 1, 2005. As of June 30, 2004 the aggregate outstanding principal balance of these notes was $222,500 and the accrued interest payable was $37,510.

================================================================================

New Accounting Pronouncements
-----------------------------

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


Item 3.           Controls and Procedures
                  -----------------------

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and other members of the Company's senior management as of the end of the period covered by this Quarterly Report. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

         None


Item 3.           Default Upon Senior Securities
                  ------------------------------

         In December 2001 the Company issued convertible debentures with an aggregate principal amount of $1,600,000. As described in Note F - Convertible Debt, in February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures that resulted in a new aggregate principal balance of $1,580,000.

         At June 30, 2004 the outstanding principal amount plus accrued and unpaid interest on the convertibles debentures totaled $1,453,724. The Company has not made required scheduled payments on one of the convertible debentures

================================================================================
for the months of April, May, June and July of 2004, and as of the date of this report, the total amount of arrearage was $200,000. Pursuant to the terms of the debenture agreement, each such non-payment constituted an Event of Default. In August 2004 the Company received a waiver of each of these Events of Default from the debenture holder.




Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         On May 20, 2004 the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 15,284,715 votes in favor of his election (representing 66.2% of the shares outstanding): Brian M. Overstreet, Robert F. Kyle, and William J. Jackson, and 25,000 votes were withheld.

         (b) Name Change. The amendment of the Company' s certificate of incorporation to change the Company's name to "Sagient Research Systems, Inc. was approved by the stockholders of the Company (15,284,715 votes for (representing 66.2% of the shares outstanding), and 25,000 votes against).

         (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Peterson & Co., LLP as independent accountants of the Company was approved by the stockholders of the Company (15,284,715 votes for (representing 66.2% of the shares outstanding), and 25,000 votes against).


Item 5.           Other Information
                  -----------------

         Effective July 9, 2004 Matthew Kliber resigned from his position as the Company's Executive Vice President and Director of Research.

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

     (b) Reports on Form 8-K
         -------------------

             Current Report on Form 8-K filed on May 25, 2004 with respect to Items 5 and 9.

================================================================================

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SAGIENT RESEARCH SYSTEMS, INC.


                                    By: /s/ BRIAN M. OVERSTREET
                                        ----------------------------------------
                                    Name:  Brian M. Overstreet
                                    Title: President and Chief Executive Officer

Dated: August 16, 2004

================================================================================