Form 10QSB
period 2004-09-30
SAGIENT RESEARCH SYSTEMS, INC.
filed 2004-11-15
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2004
--------------------------------------------------------------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to  ______________________

                            Commission File Number 025449
                                                   ------

                         Sagient Research Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                  33-0856651
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3655 Nobel Drive, Suite 540, San Diego, California                92122
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (858)623-1600
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---


As of November 11, 2004, there were 23,110,796 shares of common stock issued and outstanding.

                           Sagient Research Systems, Inc.
                                     FORM 10-QSB
                                  QUARTERLY REPORT
                                 September 30, 2004


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets.......................................  3

          Consolidated Statements of Operations.............................  4

          Consolidated Statements of Cash Flows.............................  5

          Notes to Consolidated Financial Statements........................  6


ITEM 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations................ 15

ITEM 3.   Controls and Procedures........................................... 21

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................. 22

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds....... 22

ITEM 3.   Defaults Upon Senior Securities................................... 22

ITEM 4.   Submission of Matters to a Vote of Security Holders............... 22

ITEM 5.   Other Information................................................. 22

ITEM 6.   Exhibits.......................................................... 23

                                       2
================================================================================

                            Part I Financial Information

Item 1.     Condensed Consolidated Financial Statements
            -------------------------------------------

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                    September 30,2004  December 31,2003
                                                        Unaudited           Audited
                                                    -----------------------------------
                    ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                            $     84,918        $     54,348
 Accounts receivable                                        46,411              20,206
 Receivable from related parties                                --             125,000
 Prepaid research                                          273,239             242,885
 Prepaid commissions                                        66,194                  --
 Other current assets                                       26,056              10,472
                                                      --------------------------------
   Total current assets                                    496,818             452,911
 Property and equipment, net                               337,242             493,493
 Receivable from related parties                                --              62,500
 Other assets                                                2,070               2,835
                                                      --------------------------------
   Total assets                                       $    836,130        $  1,011,739
                                                      ================================
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                                     $    229,132        $    213,128
 Accrued interest expense                                  258,432             129,082
 Revolving credit facility                                 100,000             100,000
 Current portion of convertible debt                       614,518             564,747
 Notes payable                                             300,000             300,000
 Notes payable - related parties                           287,500             187,500
 Deferred revenue                                        1,051,602             752,797
 Prepaid subscription receipts                             102,058              24,435
 Other current liabilities                                 120,185             169,228
                                                      --------------------------------
   Total current liabilities                             3,063,427           2,440,917

 Convertible debt, less current portion                    749,244             904,244
 Minority interest in subsidiary                                --             (60,739)
                                                      --------------------------------
   Total liabilities                                     3,812,671           3,284,422

 STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.0001 par value;
   10,000,000 authorized shares; no shares
   outstanding                                                  --                  --
 Common stock; $.0001 par value, 80,000,000
   authorized, 34,887,512 issued; 23,110,796
   outstanding at September 30, 2004 and
   34,557,052 issued and 22,790,336 outstanding
   at December 31, 2003                                      2,354               2,321
 Additional paid-in capital                             29,012,990          28,925,921
 Treasury stock, 417,866 common shares at cost             (58,501)            (58,501)
 Accumulated deficit                                   (31,933,384)        (31,142,424)
                                                      --------------------------------
   Total stockholders' equity (deficit)
                                                        (2,976,541)         (2,272,683)
                                                      --------------------------------
   Total liabilities and stockholders'
     equity (deficit)                                 $    836,130        $  1,011,739
                                                      ================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3
================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                         Three Months Ended                 Nine Months Ended
                                             September 30,                    September 30,
                                          2004            2003             2004            2003
                                      ----------------------------    ----------------------------
REVENUES
Research services                     $    688,594    $    561,739    $  1,992,836    $  1,394,249
Consulting services                             --          24,000              --          99,000
Other revenue                                  975           1,200           5,075           9,900
                                      ----------------------------    ----------------------------
  Total revenue                            689,569         586,939       1,997,911       1,503,149
                                      ----------------------------    ----------------------------

EXPENSES
Compensation and benefits                  328,950         293,901       1,021,905       1,068,262
General and administrative                 158,515         155,933         606,774         588,358
Product research expenses                  241,087         177,422         708,442         377,654
Depreciation and amortization               56,025          67,246         194,593         209,502
Minority interest expense                       --          34,113              --         109,909
                                      ----------------------------    ----------------------------
  Total expenses                           784,577         728,615       2,531,714       2,353,685
                                      ----------------------------    ----------------------------

Operating loss                             (95,008)       (141,676)       (533,803)       (850,536)

OTHER EXPENSE
Interest and other                          62,554          65,081         171,418         583,768
Loss on joint venture                           --              --          60,739              --
Discount on note receivable                     --              --          25,000              --
                                      ----------------------------    ----------------------------
  Total other expense                       62,554          65,081         257,157         583,768
                                      ----------------------------    ----------------------------

Net loss from continuing operations       (157,562)       (206,757)       (790,960)     (1,434,304)

Discontinued operations
Income from discontinued operations
 (including loss on transfer of
 assets of discontinued operations
 in the amount of $18,253)                      --              --              --         218,475
                                      ----------------------------    ----------------------------

Net loss                              $   (157,562)   $   (206,757)   $   (790,960)   $ (1,215,829)
                                      ============================    ============================

Earnings (loss) per share -
 basic and diluted
  Loss per share - continuing
 operations                                  (0.01)          (0.01)          (0.03)          (0.06)
  Earnings per share -
 discontinued operations                        --              --              --            0.01
                                      ----------------------------    ----------------------------

    Total loss per share -
 basic and diluted                    $      (0.01)   $      (0.01)   $      (0.03)   $      (0.05)
                                      ============================    ============================

Weighted average number of
 shares                                 23,103,559      23,152,438      23,042,906      23,377,489
                                      ============================    ============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4
================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                Nine Months Ended September 30,
                                                                    2004               2003
                                                                -------------------------------
Cash flows from operating activities
  Net loss                                                      $  (790,960)       $(1,215,829)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
    Depreciation and amortization                                   194,593            209,502
    Amortization of discounts on indebtedness                            --            417,189
    Stock and stock options issued for services rendered             85,851             16,000
    Minority interest expense                                            --            109,909
    Discount on note receivable                                      25,000                 --
    Income from discontinued operations                                  --            218,475
    Loss on joint venture                                            60,739                 --
  Net changes in assets and liabilities
    Increase in accounts receivable                                 (26,205)           (15,374)
    Increase in prepaid research                                    (30,354)          (246,683)
    Increase in prepaid commissions                                 (66,194)                --
    (Increase) decrease in other current assets                     (15,584)            33,354
    Decrease in other assets                                            765             45,002
    Increase in accounts payable                                     16,004             32,462
    Increase in deferred revenue                                    298,805            686,138
    Increase in accrued expenses and othercurrent liabilities        80,308           (154,203)
    Increase in prepaid subscription receipts                        77,623            (41,420)
                                                                ------------------------------
  Net cash (used in) provided by operating activities               (89,609)            94,520

Cash flows from investing activities
  Additions to property and equipment                               (38,342)           (32,032)
  Proceeds from note receivable from relatedparties                 162,500                 --
  Change in net assets of discontinuedoperations                         --          2,013,372
                                                                ------------------------------
  Net cash provided by investing activities                         124,158          1,981,340

Cash flows from financing activities
  Payments on revolving credit facility                                  --         (2,328,475)
  Proceeds from issuance of note payable to related party           100,000                 --
  Proceeds from exercise of stock options                             1,250                 --
  Net proceeds from convertible debt                                     --            229,956
  Repayment of convertible debt                                    (105,229)          (111,009)
  Distributions to minority members                                      --           (204,461)
  Proceeds from exercise of common stockwarrants                         --                150
                                                                ------------------------------
  Net cash used in financing activities                              (3,979)        (2,413,839)
                                                                ------------------------------

  Net increase (decrease) in cash and cash equivalents               30,570           (337,979)

Cash and cash equivalents, beginning of period                       54,348            390,079
                                                                ------------------------------

Cash and cash equivalents, end of period                        $    84,918        $    52,100
                                                                ==============================

Supplemental disclosures of cash flow information
  Interest paid                                                 $    71,049        $   132,230
                                                                ==============================
  Taxes paid                                                    $     2,500        $     2,400
                                                                ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       5
================================================================================

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

The consolidated financial statements for the 2004 interim periods include the accounts of the Company and its wholly owned broker-dealer subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "SS"). The comparative financial statements for the three and nine months ended September 30, 2003 and for the year ended December 31, 2003 also include the accounts of PCS Securities, Inc. ("PCS Securities" or "PCS"), its wholly owned subsidiary that was closed during the second quarter of 2003, and DPBT, LLC ("DPBT"), its majority-owned joint venture, that was terminated during the fourth quarter of 2003. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Going Concern and Liquidity
---------------------------

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2003 Form 10-KSB, the Company's December 31, 2003 audited financial statements included a "going concern"

                                       6
================================================================================
qualification from its independent auditors due to the Company's lack of profitability and negative working capital.

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

For the nine months ended September 30, 2004 the Company incurred a net loss from continuing operations of $790,960 and as of September 30, 2004 the Company's current liabilities exceeded its current assets by $2,566,609. Although this represents an improvement relative to respective year to date losses during 2003, these factors among others indicate that the Company may be unable to continue as a going concern.

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

Revenue Recognition
-------------------

Research services represents revenue from subscriptions for research products, generally sold on a monthly, quarterly or annual basis, and revenue from the sale of individual custom reports. Revenue from subscriptions is recognized ratably over the contractual period, and revenue from custom reports is recognized in the period that the report is provided. Deferred revenue on the consolidated balance sheets consists of subscription revenues that will be recognized in future periods.

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

                                       7
================================================================================

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

During the quarter ended September 30, 2004 the Company issued options to employees to purchase 30,000 shares of its common stock, at an exercise price of $0.30, and options to purchase 273,750 shares were forfeited and cancelled. All options granted during the period have a term of ten years, vest over three years and were issued at an exercise prices equal to the market value of the underlying stock at the date of grant. As of September 30, 2004 options to purchase 2,833,750 shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.85%, expected life of five years, and expected volatility ranging from 138.72% to 140.76%. For option grants in fiscal 2003, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.87% to 3.29%, expected lives of five years, and expected volatility ranging from 111.25% to 128.96%.

                                       8
================================================================================

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                       For the Three Months        For the Nine Months
                                        Ended September 30,        Ended September 30,
                                         2004          2003          2004         2003
                                    ---------------------------  ------------------------
Net loss as reported                $   (157,562)  $  (206,757)  $  (790,960) $(1,215,829)
   SFAS No. 123 effect                  (128,502)     (147,578)     (390,216)    (442,361)
                                    ---------------------------  ------------------------

   Pro forma net loss               $   (286,064)  $  (354,335)  $(1,181,176) $(1,658,190)
                                    ===========================  ========================

Loss per share, basic and
diluted as reported                 $      (0.01)  $     (0.01)  $     (0.03) $     (0.05)
   Pro forma
                                    $      (0.01)  $     (0.02)  $     (0.05) $     (0.07)

Basic and diluted weighted
average common shares outstanding     23,103,559    23,152,438    23,042,906   23,377,489

Segment Information
-------------------

The Company complies with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

After the closing during the second quarter of 2003 of its PCS Securities subsidiary (See Note C - Discontinued Operations), and due to the inactive status of DPS, the Company currently has no reportable segments. Accordingly, disclosure of segment information is not applicable.

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


NOTE C - DISCONTINUED OPERATIONS

Shut down of PCS Securities Subsidiary and Asset Transfer
---------------------------------------------------------

In January 2003 the Board of Directors of the Company decided to wind down the activities of PCS Securities during the first half of 2003. Based on the subsequent activities of PCS Securities, the wind down was completed, and PCS Securities operations were discontinued effective April 30, 2003.

                                       9
================================================================================

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

                                       10
================================================================================

Results of Discontinued Operations

Based on the Board of Directors' decision to shut down the PCS Securities subsidiary in January 2003 together with the execution of the asset transfer agreement and the full repayment of the line of credit in connection with such agreement, the Company has accounted for the activities of the subsidiary as discontinued operations in all periods presented.

Revenues and expenses from PCS Securities for the three and nine months ended September 30, 2004 and 2003 are summarized below:

                                       For the Three Months         For the Nine Months
                                        Ended September 30,         Ended September 30,
                                         2004         2003          2004           2003
                                       ----------------------------------------------------
Revenues
  Commission and other fees            $     --     $     --     $      --     $ 1,358,848

Expenses
  Independent research expense               --           --            --         943,859
  Execution and clearing costs               --           --            --         177,841
  General and administrative expense         --           --            --             420
                                       ---------------------------------------------------
    Total expenses                           --           --            --       1,122,120
                                       ---------------------------------------------------
                                             --           --            --         236,728

Loss on transfer of assets of
discontinued operations                      --           --            --         (18,253)
                                       ---------------------------------------------------

Income from discontinued operations    $     --     $     --     $      --     $   218,475
                                       ===================================================

                                       11
================================================================================

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

The components of the loss are summarized below:

Consideration received:
    Cash                                          $    250,000(a)
    Credit line repayments                           1,076,556(b)
    Accrued liabilities relieved:
       Accrued compensation payable to
        related parties                              1,271,281(c)
       Accrued research services - net                 398,723(d)
    Surrender and cancellation of common stock         721,000(e)
    Other                                              391,889(f)
                                                  ----------------
 Total consideration                                 4,109,449

Carrying amount of intangibles transferred          (4,127,702)(g)
                                                  ----------------

Net loss on transfer                              $    (18,253)
                                                  ================

(a) Represents a $250,000 receivable from the former owners of PCS Securities over 2 years pursuant to the asset transfer agreement ($225,000 of which was received and $25,000 of which was written off by the Company during the quarter ended June 30, 2004 based on a discount for early payment of the final two installments due).
(b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners of PCS Securities.
(c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities forgiven in connection with the wind-down.
(d) Net customer credit balances of the PCS Securities subsidiary assumed by the former owners.
(e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
(f) Additional net assets and collections realized in connection with the transaction.
(g) Represents carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                     (Unaudited)
                                    September 30,   December 31,
                                        2004            2003
                                    ----------------------------
Computer equipment and software     $ 1,355,623     $  1,317,281
Furniture and fixtures                   37,797           37,797
Office equipment                         76,248           76,248
                                    ----------------------------
                                      1,469,668        1,431,326
Less accumulated depreciation        (1,132,426)        (937,833)
                                    ----------------------------
                                    $   337,242     $    493,493
                                    ============================

Depreciation and amortization expense was $194,593 and $209,502 for the nine months ended September 30, 2004 and 2003, respectively.

                                       12
================================================================================

NOTE E - REVOLVING LINE OF CREDIT

Bank of America Credit Facility
-------------------------------

On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of September 30, 2004 the interest rate on the note was 8.75%.

Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, through June 12, 2010, the remaining term of the note.

As of September 30, 2004 and December 31, 2003 the outstanding principal balance under the credit line was $100,000.

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

In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At September 30, 2004 and December 31, 2003 the restructured convertible debt principal totaled $1,363,762 and $1,468,991, respectively. Of these totals, $614,518 is classified as the current portion at September 30, 2004, and $564,747 was classified as the current portion at December 31, 2003.

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

                                       13
================================================================================

In August 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through September 28, 2004, and to add the deferred principal payments to the amount due at maturity. In November 2004 the debenture holder agreed to extend the deferral of scheduled monthly principal and interest payments through December 28, 2004.

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


NOTE G - PROMISSORY NOTE

On November 22, 2001 the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15%, and had an original maturity date in April 2002, which has subsequently been extended to January 1, 2005. In addition, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During the nine months ended September 30, 2004 the Company recorded interest expense of $33,750 in connection with this note, and as of September 30, 2004 and December 31, 2003 the outstanding principal balance on this note was $300,000 and accrued interest payable was $86,375 and $52,625, respectively.


NOTE H - NOTES PAYABLE RELATED PARTIES

Between May 2001 and January 2002 the Company borrowed an aggregate of $187,500 from a company controlled by an officer/stockholder pursuant to unsecured promissory note agreements. The Company borrowed an additional $35,000 in June 2004 and $65,000 in July 2004 from the same company and the Company issued an additional promissory note to the lender. All of the promissory notes bear interest at an annual rate of 12% and are due and payable on January 1, 2005. During the nine months ended September 30, 2004 the Company recorded interest expense in connection with these notes totaling $19,772, and as of September 30, 2004 and December 31, 2003 the aggregate outstanding principal balance was $287,500 and $187,500, respectively, and the respective accrued interest payable was $36,029 and $31,885, respectively.

                                       14
================================================================================

NOTE I - LOSS PER SHARE

Stock options, warrants, performance warrants and shares issuable upon conversion of debt totaling 2,833,750, 628,906, 675,000 and 6,818,813, respectively at September 30, 2004 have not been included in the calculation of loss per share since their inclusion would be anti-dilutive.

NOTE J  - SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

In July 2004, 22,960 shares of common stock were issued in connection with the exercise of 35,000 warrants.

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


NOTE K - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the nine months ended September 30, 2004 the Company recorded $135,000 in consulting expense provided by a corporation controlled by a stockholder, who is also a relative of an officer/stockholder of the Company.


NOTE L - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. Total rental expense for the nine months ended September 30, 2004 was approximately $100,077.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ------------------------------------------------------------------------

      The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of September 30, 2004 and December 31, 2003.

                                       15
================================================================================

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

GENERAL OVERVIEW

      Sagient Research Systems, Inc., formerly PCS Research Technology, Inc. ("PCSR"), based in San Diego, California and incorporated in Delaware in 1999, is a publisher of independent research for the institutional investment community. We use proprietary technology platforms to distribute financial data, research, and analytics to mutual funds, hedge funds, and investment banks. We operate our business activities through the parent entity, Sagient Research Systems, Inc. ("Sagient", "we", or the "Company") and through our wholly owned subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "SS"), a broker-dealer incorporated in the State of California.

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

Revenue Recognition

      Research services represents revenue from subscriptions for research products, generally sold on a monthly, quarterly or annual basis, and revenue from the sale of individual custom reports. Revenue from subscriptions is recognized ratably over the contractual period, and revenue from custom reports is recognized in the period that the report is provided. Deferred revenue on the

                                       16
================================================================================
consolidated balance sheets consists of subscription revenues that will be recognized in future periods.


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

RESULTS OF OPERATIONS

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

      Based on the closing of our PCS Securities subsidiary during 2003 the consolidated statements of operations presented for the nine months ended September 30, 2004 and 2003 have been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

Loss From Continuing Operations
-------------------------------

Revenues
--------

      Total revenues for the nine months ended September 30, 2004 increased by 33% to $1,997,911 compared to $1,503,149 for the same period in 2003. The increase in total revenue is due to primarily to higher research services revenue in 2004 that has resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community. For the 2004 period, research services revenues increased by 43%, to $1,992,836, from $1,394,249 in 2003. Partially offsetting this increase was a $99,000 decrease in the 2004 period in consulting service revenue, as the consulting services in 2003 were performed through the Company's DPBT, LLC joint venture, which was terminated during the fourth quarter of 2003 and, accordingly, no consulting services revenue was generated during the first quarter of 2004.

Operating Expenses
------------------

      Total operating expenses for the nine months ended September 30, 2004 increased by 8% to $2,531,714 compared to $2,353,685 for the same period in 2003. The primary factors resulting in the increase in operating expenses during the 2004 period were an increase in product research expenses and decrease in minority interest expenses as discussed in more detail below:

Product Research Expenses
-------------------------

      Product research expenses represent internal costs and amounts paid to third parties associated with research services provided. During the nine months ended September 30, 2004 such costs increased by 88% to $708,442 in 2004 compared to $377,654 in 2003 as a result of higher research services revenues, and a higher percentage of research products sold that require payment to a third-party research providers in the 2004 period.

Compensation and Benefits
-------------------------

      Compensation and benefits decreased by 4% in 2004 to $1,021,905 compared to $1,068,262 in 2003. This decrease is due primarily to reduced salaries and wages and commission expense, offset partially by an increase in sales-incentive bonuses and costs related to employee benefits and payroll taxes.

                                       17
================================================================================

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

Interest Expense
----------------

      Interest and other expense in the first nine months of 2004 decreased 71% to $171,418 from $583,768 for the same period in 2003. The 2003 total includes $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001, and net interest charges totaling $166,579 related to convertible debt, notes payable and credit facility balances. As a result of the restructuring of convertible debt during the first quarter of 2003, the amount recorded in 2003 related to the amortization of discounts on convertible debt represented the entire remaining balance of previously unamortized discount, and as such, there were no similar charges in 2004.

Loss on Joint Venture
---------------------

      Net loss for the nine months ended September 30, 2004 includes a non-cash expense of $60,739 related to the write off during the period of the negative capital account balance of the minority partner in the DPBT, LLC joint venture. There was no comparable activity in the 2003 period.

Discount on Note Receivable
---------------------------

      Net loss for the nine months ended September 30, 2004 includes an expense of $25,000 related to the write off during the period of a portion of the receivable from related party in exchange for early payment of the final two installment payments due. There was no comparable activity in the 2003 period.

Loss From Continuing Operations
-------------------------------

      As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 45% to $790,960 in the nine months ended September 30, 2004 from $1,434,304 in the same period a year ago.

Income from Discontinued Operations
-----------------------------------

      Income from discontinued operations for the nine months ended September 30, 2003 was $218,475 and represents the net revenue and expense activity from PCS Securities during the 2003 period. As a result of the closing of PCS Securities during 2003, there is no comparable activity during 2004.

                                       18
================================================================================

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

      For the nine months ended September 30, 2004 the Company incurred a net loss of $790,960, and as of September 30, 2004 the Company's current liabilities exceeded its current assets by $2,566,609. Whereas company management believes that operating results will continue to improve based on expected continuing increases in research services revenues, the Company is attempting to raise additional capital in order to satisfy its past due debt obligations and to provide additional working capital in support of future growth. However, there can be no assurance that expected improvement in operating results will be sufficient to fund operations for the remainder of the 2004 fiscal year, or that efforts to raise additional capital will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

      During the nine months ended September 30, 2004 the Company incurred a net increase in cash and cash equivalents of $30,570, as summarized below:

      Net cash used in operating activities         $  (89,609)
      Net cash provided by investing activities        124,158
      Net cash used in financing activities             (3,979)
                                                    ----------
      Net increase in cash and cash equivalents     $   30,570
                                                    ==========
Operating Activities
--------------------

      Net cash used in operating activities during the nine months ended September 30, 2004 totaled $89,609 and occurred as a result of changes in asset and liability accounts that generated net cash in the amount of $335,168 offset by cash used in the amount of $424,777 as a result of the net loss during the period, adjusted for non-cash items.

Investing Activities
--------------------

      Net cash provided by investing activities during the nine months ended September 30, 2004 totaled $124,158 and resulted from additions of property and equipment of $38,342 and collection on a note receivable totaling $162,500 during the period.

Financing Activities
--------------------

      Net cash used in financing activities during the nine months ended September 30, 2004 totaled $3,979 and resulted from repayments of convertible debt during the period in the amount of $105,229 offset by proceeds from a note payable to related parties in the amount of $100,000 and proceeds from stock option exercises in the amount of $1,250.

Debt Agreements
---------------

Credit Facility-Bank of America
-------------------------------

      On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this initial period the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of September 30, 2004 the interest rate on the note was 8.75%.

                                       19
================================================================================

      Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly on a fully amortized basis through June 12, 2010, the remaining term of the note.

      As of September 30, 2004 the outstanding principal balance under the credit line was $100,000.

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

      In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At September 30, 2004 the restructured convertible debt principal totaled $1,363,762 of which $614,518 is classified as the current portion and accrued interest payable totals $136,029.

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

      The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 and the warrant exercise price is fixed at $0.086 for the term of the warrants to purchase 160,000 shares of the Company's common stock that were included in the original debenture. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of September 30, 2004 the outstanding principal balance was $1,208,762 of which $459,518 was a current liability and $749,244 was a long-term liability.

      The Company has not made required payments to convertible debenture holder on this note for the months of April through October of 2004, and as of the date of this report, the total amount of arrearage was $350,000. Pursuant to the terms of the debenture agreement, each such non-payment constituted an Event of Default under the agreement. In August 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through September 28, 2004 and the Company received a waiver from the debenture holder with respect to each of these Events of Default. In November 2004 the debenture holder agreed to extend the deferral of scheduled monthly principal and interest payments through December 28, 2004, and the Company received a waiver with respect to each additional Event of Default.

                                       20
================================================================================

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

      In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. As of September 30, 2004 the outstanding principal balance was $155,000 and was reflected as a current liability.

Notes Payable
-------------

      On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured and bears in interest at 15% per annum. The note was originally due in July 2002 but has been extended until January 1, 2005. In connection with the note, the Company issued 150,000 detachable warrants to the lender exercisable for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During the nine months ended September 30, 2004 the Company recorded interest expense in connection with this note totaling $33,750 and as of September 30, 2004 total interest payable in connection with this loan was $86,375.

Notes Payable - Related Parties
-------------------------------

      Between May 2001 and January 2002 the Company borrowed an aggregate of $187,500 from a company controlled by an officer and stockholder pursuant to unsecured promissory note agreements. The Company borrowed an additional $35,000 in June 2004 and $65,000 in July 2004 from the same company and the Company issued an additional promissory note to the lender. All of the promissory notes bear interest at an annual rate of 12% and are due and payable on January 1, 2005. As of September 30, 2004 the aggregate outstanding principal balance of these notes was $287,500 and the accrued interest payable was $36,029.

New Accounting Pronouncements
-----------------------------

      There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


Item 3. Controls and Procedures
        -----------------------

      An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and other members of the Company's senior management as of the end of the period covered by this Quarterly Report. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified

                                       21
================================================================================
in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

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

      At September 30, 2004 the outstanding principal amount plus accrued and unpaid interest on the convertibles debentures totaled $1,499,791. The Company has not made required scheduled payments on one of the convertible debentures for the months of April through October of 2004, and as of the date of this report, the total amount of arrearage was $350,000. Pursuant to the terms of the debenture agreement, each such non-payment constituted an Event of Default. In August 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through September 28, 2004 and the Company received a waiver from the debenture holder with respect to each of these Events of Default. In November 2004 the debenture holder agreed to extend the deferral of scheduled monthly principal and interest payments through December 28, 2004, and the Company received a waiver with respect to each additional Event of Default.



Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      None

Item 5.     Other Information
            -----------------

      None

                                       22
================================================================================

Item 6.      Exhibits
             --------

             31. Certifications of the Company's Chief Executive Officer and
                 Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             32. Certifications of the Company's Chief Executive Officer and
                 Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                       23
================================================================================

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                               SAGIENT RESEARCH SYSTEMS, INC.


                               By:  /s/ BRIAN M. OVERSTREET
                                    -----------------------------------------
                               Name:    Brian M. Overstreet
                               Title:   President and Chief Executive Officer

Dated: November 15, 2004

                                       24
================================================================================