Form 10KSB
period 2004-12-31
SAGIENT RESEARCH SYSTEMS, INC.
filed 2005-03-21
CIK 1065191

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004        Commission File Number 025449

                         SAGIENT RESEARCH SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                    33-0856651
   ---------------------------------                 -------------------
     (State or other jurisdiction                     (I.R.S. employer
   of incorporation or organization)                 identification no.)

     3655 Nobel Drive, Suite 540, San Diego, California             92122
     --------------------------------------------------           ----------
          (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:                                    (858) 623-1600
Securities registered under Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, par value $.0001 per share

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $2,774,830.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2005 was approximately $546,713.

         The number of outstanding shares of the issuer's common stock as of March 14, 2005 was 23,510,796 shares.

                                TABLE OF CONTENTS
                                -----------------

PART I........................................................................2

DESCRIPTION OF BUSINESS.......................................................2

DESCRIPTION OF PROPERTY......................................................19

LEGAL PROCEEDINGS............................................................19

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................19

PART II .....................................................................20

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................20

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................21

FINANCIAL STATEMENTS.........................................................30

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..............................................30

CONTROLS AND PROCEDURES  ....................................................30

OTHER INFORMATION............................................................30

PART III ....................................................................31

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................31

EXECUTIVE COMPENSATION.......................................................31

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.......................................31

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................31

EXHIBITS ....................................................................31

PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................32

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

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS.

Company Overview
----------------

         Sagient Research Systems, Inc. ("Sagient Research" or "Parent" or "Company") is based in San Diego, California and was incorporated in Delaware in 1999. Sagient Research is a publisher of independent investment research. We operate our business activities through Sagient Research and through our wholly owned subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "Sagient Securities"), a broker-dealer incorporated in the State of California. We develop, produce and sell proprietary research products to mutual funds, hedge funds and investment banks. Our business strategy is to leverage our development technology and marketing expertise to be a leading provider of independent research to the financial services and institutional investment communities.

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

         We believe our competitive advantage is our ability to develop unique research services for the institutional markets and to effectively market those research services to mutual funds, hedge funds, and investment banks. We provide applications that transform traditional printed research, static data, and fixed assumptions into a technology-empowered, interactive format. By manipulating assumptions and conclusions, users receive real-time feedback, resulting in an improved experience and enhanced productivity. Our marketing strategy is based on a proprietary multi-step direct sales approach to introduce and sell our products to potential clients. Our sales team maintains strong relationships with many of the major mutual funds, hedge funds, and investment banks and is constantly building new relationships with smaller tier and newer firms.

         In May 2004, the Company changed its name from PCS Research Technology, Inc. to Sagient Research Systems, Inc.

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

         Our current portfolio of proprietary independent research products includes:

PlacementTracker

         PlacementTracker is a dynamic, customizable research product that provides customers with market data, research, and analysis on the PIPE (Private Investment in Public Entity) market. Launched in 1999, PlacementTracker has become nationally recognized for its coverage of the PIPE market. Featured extensively in media, academic, and government publications, PlacementTracker's subscription service is used by numerous sell-side firms and buy-side firms looking for up-to-date, comprehensive, and interactive research on the PIPE market. PlacementTracker was developed by and is owned exclusively by the Company.

BioMedTracker

         BioMedTracker provides clients easy customizable display and search capabilities to develop investment decisions regarding companies that develop pharmaceutical products. The service includes analysis of events that influence the development of a drug, including clinical and pre-clinical trial data, partnership agreements, marketing and distribution agreements, related drug information, and regulatory events. This qualitative analysis is coupled with a proprietary model that uses historical results to estimate the probability that the FDA will approve developmental drugs. The model, along with projections of approval date, market size, market penetration, and other factors, is used to calculate the value of a company's clinical pipeline. BioMedTracker was developed by and is owned exclusively by the Company.

In addition, we serve as a non-exclusive sales agent for the following third-party independent research services:

ChangeWave Insight

         ChangeWave Insight provides forward-looking sentiment of business activity in four broad industry segments: Information Technology, Telecom, Biomedical, and Consumer Electronics & Entertainment. Using a series of sophisticated polling and survey techniques, ChangeWave Insight measures sentiment of front-line industry professionals and decision-makers. By filtering and analyzing its survey data, ChangeWave Insight identifies and evaluates emerging business trends and formulates specific investment recommendations. The Company maintains a non-exclusive marketing agreement to market, sell, and distribute ChangeWave Insight to investment firms, hedge funds, and mutual funds.

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

Earnings Quality Analytics

         Earnings Quality Analytics provides forensic accounting analysis of large, mid, and small capitalization U.S. equity securities. Launched to counter the loss of confidence in traditional earnings analysis, Earnings Quality Analytics applies a combination of quantitative and qualitative analysis to uncover forward-looking indicators of deteriorating earnings quality. The team of Earnings Quality analysts, world renowned academicians, forensic accounting experts, and financial engineers identifies those companies with both the strongest and weakest earnings quality outlooks and produces detailed research reports identifying specific points of concern, including sustainability of earnings, customer concentration, inventory turnover, off-balance sheet obligations, option expensing, corporate governance, and pending legal matters. The Company previously maintained an exclusive marketing agreement to market, sell, and distribute Earnings Quality Analytics to investment firms, hedge funds, and mutual funds. In 2004, we mutually agreed to terminate our exclusive marketing agreement and we no longer market, sell, and distribute Earnings Quality Analytics. We currently serve as a collection agent for the clients we had previously introduced to Earnings Quality Analytics.

Joint Venture

         During 2002, the Company entered into a Joint Venture agreement with Btech Investor, Inc. Pursuant to this agreement, both the Company and Btech Investor formed DPBT, LLC through which it jointly developed a web-based independent healthcare research service, BiotechTracker. This product was introduced in October 2002 and, during 2002 and 2003, was marketed exclusively by the Company. The joint development effort combined the Company's expertise and proprietary web-based technology platform with Btech's expertise in providing analysis of scientific, clinical and medical data to produce an interactive research and analytical product focused on biotechnology and pharmaceutical drug development.

         Effective October 31, 2003 the Company and Btech Investor agreed to dissolve the Joint Venture and to phase out the BiotechTracker research service. Subsequent to the dissolution agreement, the Company utilized the intellectual property it had developed under the Joint Venture to launch BioMedTracker in January 2004 as a replacement for BiotechTracker.

Strategic Development

         We are focusing our product development efforts on improving our existing products, increasing distribution outlets for our research services, and developing new products. We believe higher profit margins are attained through the sale and marketing of research products developed in-house.

Broker-Dealer

Our DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "Sagient Securities") subsidiary is a broker-dealer registered with the National Association of Securities Dealers ("NASD"). DPS is in good standing with the NASD, but was inactive during 2004 and 2003.

Competition
-----------

         The independent research and financial services industries are characterized by intense competition. We face competition in all aspects of our business and compete directly with, among others, traditional Wall Street research providers, independent research providers, brokerage firms of all sizes, and larger financial data providers. Specifically, we estimate there are as many as 500 independent research providers who compete with us to provide information, data, and investment recommendations to institutional investors. Many of these competitors, such as Argus Research, Sidoti & Co. and Vista Research have longer operating histories, have significantly greater financial, personnel, marketing, research and other resources, have greater operating efficiencies, and have established reputations relating to product offerings and customer service. In addition, many of our competitors offer a wider range of services and financial products than we do. Over the past several years, the securities industry has become increasingly competitive. Numerous securities firms have either ceased operations or have been acquired by other firms and certain corporations with substantial financial resources, expertise and access to capital markets have entered the securities industry by acquiring leading securities firms.

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

         Our ability to maintain our competitive advantage in the financial data and research markets is centered on:

               (i) our ability to create innovative financial data and research products that are readily marketable to our target client base;
               (ii) our focus on a defined, yet very extensive, market niche;
                    and our ability to continue to effectively market these services to our target client base.

         Each financial data and research product that the Company creates or acquires will be subject to its own unique set of competitive hurdles. For example the Company's flagship product, PlacementTracker, which focuses exclusively on the growing market for Private Investment in Public Equities, has three competing online PIPE information providers - CapitalIQ, PrivateRaise.com, and Knobias. Likewise, the Company's BioMedTracker has a number of competitors for independent biotech research, including Leerink Swan, Mehta Partners, and Gerson Lehrman. The Company believes that its services provide subscription members with a number of value-added services that are not available through any of the competitive products. The Company continually strives to maintain that competitive advantage through new service offerings and developments. Nevertheless, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share. We can provide no assurance that we will be able to compete effectively with current or future competitors for our current or future financial data and research products or that the competitive pressures we face will not harm our business.

Research Products
-----------------

         We market and distribute research and analytical products on a wide range of investment alternatives, including quantitative research, economic and sector analysis, contrarian and short selling research. Our products are either developed internally or obtained through marketing agreements with third party independent research providers. Those agreements provide for a fixed payment amount to the research provider for each research product sold and collected by the Company. The amounts charged vary by research product, but are generally dictated by the overall market rates of similar products. The Company is the sole marketer of its internally developed products. For third-party research products we market, the Company may be in competition with the provider's internal marketing staff or other third party marketers.

Sales and Marketing
-------------------

         We use our internal sales staff and marketing resources for our research products. Our internal marketing resources include directed marketing of our research product portfolio through our proprietary web-based technology platform.

         Research products marketed by the Company are generally sold on a subscription basis, with subscription periods ranging from three months to one year, and some contain automatic renewal provisions. Our relationship with our subscription customers is good. We have no client that represents more than five percent of our subscription revenue and we maintain a low cancellation rate for our proprietary products. As we continue to grow, the ability to manage the marketing process in-house through highly skilled and educated institutional salespeople will continue to play a large role in the success of our Company.

Government Regulation
---------------------

Regulation of the Securities Industry and Broker-Dealers

         Our broker-dealer subsidiary, Sagient Securities, is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the National Association of Security Dealers ("NASD"). The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. Sagient Securities is registered with the SEC and is a member of the NASD.

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

Effect of Net Capital Requirements

         As a registered broker-dealer and member of the NASD, Sagient Securities is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

         In addition, the Uniform Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days. A change in the Uniform Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those parts of our operations that require the intensive use of capital and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. As of December 31, 2004, the minimum amount of net capital required to be maintained by Sagient Securities was $5,000.

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

Credit Facilities
-----------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of December 31, 2004 the interest rate on the note was 9.75% and the outstanding principal balance under the credit line was $100,000.

Convertible Debentures
----------------------

         On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000 and warrants to purchase 160,000 shares of the Company's common stock. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until they were paid in full or converted into shares of the Company's common stock.

         At issuance, proceeds from the debentures were allocated to the warrants based on the fair value of the warrants using a Black Scholes valuation model totaling $259,182. In addition, a discount of $541,536 was applied to account for the beneficial conversion feature at the closing date of December 17, 2001.

         In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain was recognized. At December 31, 2004, the restructured convertible debt principal totaled $1,363,736, all of which is due within one year and is classified as a current liability. Following is a summary of primary terms of the restructured agreements:

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

         The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 125,000 shares of the Company's common stock that were included in the original debenture at a fixed exercise price of $0.086 for the term of the warrants, which expire December 17, 2006. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

         In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of March 21, 2005, all payments due have been paid.

$350,000 Original Principal Amount Note

         In February 2003 the original debenture was amended so that the principal balance was reduced to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture was scheduled to mature on February 28, 2005 and bears interest at an annual rate of 14%. On March 1, 2005 the debenture holder extended the maturity date to August 31, 2005. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

         The outstanding principal balance can be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. In July 2004, the debenture holder exercised 35,000 warrants via the cashless exercise provision provided in the warrant. The net effect is the exchange of 35,000 warrants for 22,960 shares of common stock.

Employees
---------

As of March 14, 2005 we currently employ 17 persons full-time, and 1 part-time. Of these employees, 4 are in corporate management and administration, 4 are in technology operations, 3 are in sales and marketing and 7 are research analysts. Our staff includes 5 licensed brokers with the NASD. Our NASD registered representatives are required to take examinations administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with us obligating them, among other things, to adhere to industry rules and regulations, our supervisory procedures and not to solicit customers in the event of termination of employment. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon growth of our business.

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

Our Financial Statements Include A Going Concern Opinion From Our Outside Auditors.

         The Company received a going concern opinion on its financial statements for fiscal years ended December 31, 2004, and 2003. Our current liabilities exceed our current assets, and our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We Have Incurred Net Losses and Accumulated Deficit to Date.

         We were formed in 1999 for the purpose of developing a technology oriented financial services firm that is focused on serving middle market public companies and institutional investors. Since we commenced our business operations in 2000, we have a very limited operating history. For the years ended December 31, 2004 and 2003, the Company had net losses of $871,232 and $1,459,736, respectively. As of December 31, 2004, our accumulated deficit totaled $32,013,656. Like any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks. There can be no assurance that we will successfully implement our business plan in a timely or effective manner. There can be no assurance that the Company will not continue to incur net losses in the future or that it will be able to operate profitably.

         To achieve and sustain profitability, we must accomplish numerous objectives, including:

               o   substantially increase the number of paying customers;
               o   improve operating margins; and
               o   diversify and expand product offerings.

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

We Have A Limited Number Of Products And We May Not Be Able To Develop New Products Or Enhance Existing Products On A Timely Basis.

         We market and distribute a small number of research products. We expect that revenues from these products will continue to account for the majority of our total revenues. To be competitive, we must develop and introduce on a timely basis new products and product enhancements which meet the needs of our customers. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

Our Business Could Be Adversely Affected If Our Products Fail To Perform
Properly.

         Our advanced technology platforms and our research products are complex and may contain undetected errors, or bugs, which result in product failures, or otherwise fail to perform in accordance with customer expectations. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of our technology. Platform and/or product performance problems could result in loss of or delay in revenue, failure to achieve market acceptance, or injury to our reputation, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Our Business May Be Adversely Affected By Changes In Regulations Governing Investment Research Products.

         In 2002, federal and state regulators agreed to a settlement with major Wall Street investment banks that required them to, among other things, pay $1.4 billion in settlement costs and to restructure their research departments to avoid conflicts of interest between research and investment banking personnel. While there is no indication that any further action may be taken by federal and/or state authorities, any regulatory changes in the method that institutional investment research is prepared, formulated, marketed, or delivered may adversely affect our business.

Our Business May Be Adversely Affected By Changes In Regulations Governing Soft Dollar Payments For Research Products.

         Recent proposals by the SEC and certain industry trade groups have proposed a change or outright ban to the use of "soft-dollars" by mutual funds and hedge funds to pay for third party independent research. These funds use "soft-dollars" by enabling their primary brokerage firms to pay research and research-related invoices on their behalf in exchange for directing trading commissions to those brokerage firms. While the extent of future regulatory changes, if any, with respect to "soft dollar" arrangements is uncertain, should the regulations governing the use of "soft dollars" be dramatically changed or completely banned, the Company's ability to market and receive payment for its research services may be adversely impacted. As a result, the Company business, results of operations, and prospects could be materially and adversely affected.

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

Our Directors And Executive Officers Control Approximately 70% Of Our Common Stock And May Have Interests Differing From Those Of Other Stockholders.

         As of March 14, 2005, our directors and executive officers own approximately 70% of our outstanding common stock. These directors and executive officers, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, including mergers, consolidations and the sale of substantially all of our assets. This control could have the effect of delaying or preventing a third party from acquiring or merging with us, which could hinder your ability to receive a premium for your shares.

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

We Depend On A Limited Number Of Key Personnel Who Would Be Difficult To
Replace.

           Our success depends significantly on the continued services of our senior management, especially Brian M. Overstreet, our company's founder, Chief Executive Officer and President. Losing Mr. Overstreet or any of our Company's other key executives, including Robert Kyle, our company's co-founder, Executive

Vice President, General Counsel and Secretary, or Henry Duong, our Company's Chief Operating Officer could seriously harm our business. We cannot assure you that we will be able to retain our key executives or that we would be able to replace any of our key executives if we were to lose their services for any reason. Competition for these executives is intense. We have employed many of our key executives for a long period of time. If we had to replace any of these key executives, we would not be able to replace the significant amount of knowledge that these key executives have about our operations.

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

Substantial Dilution May Occur From The Exercise of Outstanding Options and Warrants or the Conversion of Convertible Debentures.

As of December 31, 2004 the Company had outstanding (i) options to purchase an aggregate of 2,795,000 shares of Common Stock at exercise prices ranging from $0.055 to $2.60 and (ii) 628,906 warrants outstanding exercisable for shares of Common Stock of exercise prices ranging from $0.086 to $2.30. In addition, the Company has 570,000 performance warrants outstanding, each of which is exercisable at $.001 per share, upon the satisfaction of certain performance targets. Holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while its options and warrants are outstanding, they may adversely affect the terms on which the Company could obtain additional capital. Moreover, the Company borrowed $1.6 million in December 2001 from certain institutional investors and issued convertible debentures and warrants in connection therewith. Based on the restructuring of these debentures completed in February 2003, the outstanding principal balance of these debentures of $1,363,763 at December 31, 2004 was convertible in to 6,818,813 shares of the Company's common stock. See "Business
- Convertible Debentures."

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

Item 2.  DESCRIPTION OF PROPERTY.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matters were submitted to a vote of the holders of the Company's common stock during the last fiscal quarter of our fiscal year ended December 31, 2004.

                                     PART II
                                     -------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of common stock trade on the OTC Bulletin Board. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the two-year period ended December 31, 2004 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                  COMMON STOCK

                       High       Low                             High      Low
                       ----       ---                             ----      ---
2004                                       2003
----                                       ----
Quarter ended                              Quarter ended
March 31, 2004         $0.38     $0.13     March 31, 2003         $0.11    $0.07

Quarter ended                              Quarter ended
June 30, 2004          $0.40     $0.27     June 30, 2003          $0.08    $0.05

Quarter ended                              Quarter ended
September 30, 2004     $0.30     $0.06     September 30, 2003     $0.16    $0.06

Quarter ended                              Quarter ended
December 31, 2004      $0.09     $0.05     December 31, 2003      $0.19    $0.08

         On March 14, 2005, the closing price as reported by the OTC Bulletin Board was $0.07 for each share of common stock. As of March 14, 2005, there were 23,510,796 shares of Common Stock outstanding, held of record by 508 record holders and approximately 702 beneficial owners.

Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------
Plan category            Number of Securities to     Weighted-average        Number of securities remaining
                         be issued upon exercise     exercise price of       available for future issuance under
                         of outstanding options,     outstanding options,    equity compensation plans (excluding
                         warrants and rights         warrants and rights     securities reflected in column (a)
                         -------------------         -------------------     ----------------------------------
-----------------------------------------------------------------------------------------------------------------
                                  (a)                        (b)                             (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders.........       2,795,000                   0.49                           1,205,000
-----------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders.........              --                     --                                  --
-----------------------------------------------------------------------------------------------------------------
Total....................       2,795,000                   0.49                           1,205,000
-----------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

         During the year ended December 31, 2004, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Act").

         During the three months ended March 31, 2004, an aggregate of 285,000 shares of the Company's common stock valued at $85,850 were issued in connection with services provided to the Company.

         In May 2004, 12,500 shares of common stock were issued in connection with the exercise of stock options by a former employee.

         In July 2004, 22,960 shares of common stock were issued in connection with the exercise of 35,000 warrants by a debenture holder.

         In December 2004, 400,000 shares of common stock were issued to an officer of the Company as compensation for his outstanding performance.

         Each of the foregoing shares was issued pursuant to Section 4(2) of the Act. See Note "K" to the Company's Financial Statements.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2004 and 2003.

         Historical results and trends should not be taken as indicative of future operations, especially in light of the Company's recent restructuring. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Information concerning the Company and its business, including the risk factors faced by us described in the "Business" section starting on page 18 could materially affect the Company's financial results.

GENERAL OVERVIEW

         Sagient Research Systems, Inc. ("Sagient Research" or "Parent" or "Company") is based in San Diego, California and was incorporated in Delaware in 1999. Sagient Research is a publisher of independent investment research. We operate our business activities through Sagient Research and through our wholly owned subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "Sagient Securities"), a broker-dealer incorporated in the State of California. We develop, produce and sell proprietary research products to mutual funds, hedge funds and investment banks. Our business strategy is to leverage our development technology and marketing expertise to be a leading provider of independent research to the financial services and institutional investment communities.

         During 2003 we also operated through our wholly owned subsidiary PCS Securities, Inc. ("PCS Securities" or "PCS"), a broker-dealer incorporated in the State of Washington. PCS Securities was closed in 2003, and accordingly, all activities related to PCS Securities have been accounted for as discontinued operations.

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

Revenue Recognition
-------------------

         Research services revenue represents revenue from providing individual custom reports or reports on a monthly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Research services revenue also includes revenue from a licensing agreement to distribute data, which is recognized ratably over the term of the contract. Deferred revenue on the consolidated balance sheets consists of subscription and licensing revenues that will be recognized in future periods.

         Consulting services revenue represents fees from consulting services performed by DPBT, LLC, a joint venture formed in September 2002 between the Company and Btech Investor, Inc. Through the joint venture, DPBT, LLC developed and introduced BiotechTracker, a proprietary web-based research service, focused on research, analysis and valuation of the drug development pipelines of biotechnology and pharmaceutical companies. Effective October 31, 2003 the Company and Btech Investor agreed to dissolve the joint venture and to phase out the BiotechTracker research service. Subsequent to the dissolution of the joint venture, the Company used the intellectual property it had developed as part of the joint venture to launch the BioMedTracker service in January 2004 as a replacement for BiotechTracker. Consulting fees related to services performed by DPBT, LLC are based on customer-determined points awarded at the end of each quarter, and were recognized in the period in which the determination is made and communicated to DPBT, LLC.

         Other revenue includes computer programming services performed by the Company. Computer programming services are recognized during the period that such services are provided.

Identifiable Intangible Assets and Goodwill
-------------------------------------------

         Identifiable intangible assets and goodwill recorded in connection with acquisitions were accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

         In accordance with SFAS No. 142, identifiable intangible assets were amortized over their estimated useful lives and were evaluated at each balance sheet date, or earlier if required, for impairment. In accordance with SFAS No. 142, goodwill was not amortized and was evaluated annually for impairment.

         As of December 31, 2002 all goodwill previously recorded in connection with the acquisitions in 2001 had been written off, and as of March 31, 2003 the remaining identifiable intangible asset balance of $4,127,702, previously capitalized in connection with PCS Securities merger, was realized through discontinued operations in 2003.

RESULTS OF OPERATIONS

         Based on the closing of our PCS Securities subsidiary in 2003, the consolidated statements of operations presented for 2004 and 2003 has been segregated to reflect continuing and discontinued operations. As a result, all revenue and expense activity related to PCS Securities' operations have been excluded from the results of continuing operations presented herein.

 Year Ended December 31, 2004 compared to the Year Ended December 31, 2003.
 --------------------------------------------------------------------------

Loss From Continuing Operations
                                                     2004           2003
                                                  ----------     ----------
Revenues
  Research services                               $2,769,219     $2,015,848
  Consulting services                                     --         99,000
  Interest and other                                   5,611         11,250
                                                  ----------     ----------
                                                  $2,744,830     $2,126,098
                                                  ==========     ==========

         Research services revenues for 2004 increased by 37% to $2,769,219 compared to $2,015,848 for 2003. The increase in research services revenues is primarily due to increased sales and marketing efforts. Research services revenue in 2004 includes $37,500 of revenue recorded in connection with a licensing agreement to distribute databases entered into during 2004. The initial term of the agreement runs through September 30, 2007 and according to the terms of the agreement, the Company anticipates licensing revenues of $162,500 during 2005, and $200,000 during 2006.

         In 2003 DPBT, LLC generated $99,000 in consulting fees for which there was no comparable activity in the 2004.

         In 2004 Sagient Research generated computer-programming revenues of $5,611 compared to $11,250 in 2003.

                                                       2004           2003
                                                    ----------     ----------
Operating Expenses
   Compensation and benefits                        $1,318,787     $1,369,965
   General and administrative                          783,606        767,618
   Product research expenses                           980,546        584,467
   Depreciation                                        247,314        279,038
   Minority interest expense                                --        115,976
                                                    ----------     ----------
                                                    $3,330,253     $3,117,064
                                                    ==========     ==========

Compensation and Benefits

         Compensation and benefits decreased by 4% in 2004 to $1,318,787 compared to $1,369,965 in 2003. This decrease is due primarily to reductions in salaries and wages resulting in a net cost savings during 2004 of $92,417, and a decrease in sales commissions of $56,958. Beginning in 2004, commissions were expensed ratably over the life of the subscription, lowering the overall expense. Partially offsetting these decreases were increases in bonuses of $52,015, employee benefits of $20,046 and employer payroll taxes of $15,041 during 2004.

General and Administrative Expenses

         General and administrative expenses decreased by 2% to $783,606 in 2004 compared to $767,618 in 2003. Contributing to the decrease in general and administrative expenses in 2004 were decreases in legal fees of $69,363, accounting fees of $33,843, and the cancellation of directors and officer's liability insurance in March 2003 that resulted in a decrease of $22,171 for 2004. Offsetting these decreases were increases in travel and entertainment expenses of $29,369, and public/investor relations expenses of $117,683.

Product Research Expenses

         Product research expenses represent costs associated with generating research services revenues. During 2004 such costs increased by 68% to $980,546 compared to $584,467 in 2003. This increase resulted from a combination of higher research services revenues in 2004 and a higher percentage of research products sold from third-party research providers in 2004, which have a higher cost than research products produced in-house.

Depreciation

         Depreciation expense decreased by 11% to $247,314 in 2004, from $279,038 in 2003. The decrease is due to certain capitalized computer equipment, software, and software development assets that became fully depreciated in 2004.

Minority Interest in Subsidiary Net Income

         Minority interest was $115,976 during 2003 and represented income attributable to minority member's interest in DPBT, LLC. Effective October 31, 2003 the Company and Btech Investor agreed to dissolve the joint venture.

Other Expenses

Interest Expense

         Total interest expense for 2004 decreased by 64% to $230,070 compared to $642,887 in 2003. All of the 2004 interest expense relates to notes payable, outstanding credit line balances and finance charges. The comparable interest expense was $226,486 related to notes payable. Interest expense in 2003 also included $417,189 of non-cash interest charges related to the amortization of discounts recorded in connection with the Company's convertible debt (issued together with warrants) entered into during the fourth quarter of 2001. The decrease in 2004 interest expense is primarily due to the inclusion in the 2003 total of the non-cash interest charges related to the debt discount that became fully amortized during 2003.

Loss on Joint Venture

         Net loss for 2004 includes a non-cash expense of $60,739 related to the write off during the period of the negative capital account balance of the minority partner in the DPBT, LLC joint venture. There was no comparable activity in the 2003 period.

Discount on Note Receivable

         Net loss for 2004 includes an expense of $25,000 related to the write off during the period of a portion of the receivable from related party in exchange for early payment of the final two installment payments due. There was no comparable activity in the 2003 period.

Loss From Continuing Operations

         As a result of the revenue and expense items mentioned above, the Company's net loss from continuing operations decreased 47% to $871,232 in 2004 from $1,633,853 in 2003.

Income (Loss) from Discontinued Operations

         Income from discontinued operations represents the net revenue and expense activity from PCS Securities and includes the following:

                                                            2004            2003
                                                        ------------    ------------
Revenues
   Commission and other fees                            $         --    $  1,115,463

Expenses
   Independent research expense                                   --         775,817
   Execution and clearing costs                                   --         146,856
   General and administrative expense                             --             420
                                                        ------------    ------------
     Total expenses                                               --         923,093
                                                        ------------    ------------


                                                                  --         192,370

Loss on transfer of assets of discontinued operations             --         (18,253)
                                                        ------------    ------------

Income (loss) from discontinued operations              $         --    $    174,117
                                                        ============    ============

Revenues - Discontinued Operations

         PCS Securities did not write any new business in 2003, and as such, revenues recognized for the year ended December 31, 2003 were limited to the recognition of deferred revenue associated with research subscriptions sold in 2002.

Expenses - Discontinued Operations

         In 2003 PCS Securities generated $775,817 in independent research expense, $146,856 in execution and clearing costs, and $420 of general and administrative expenses for which there was no comparable activity in the 2004 as a result of the discontinued operations of PCS Securities.

Loss on Transfer of Assets - Discontinued Operations

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

Consideration received:
    Cash                                                        $    250,000(a)
    Credit line repayments                                         1,076,556(b)
    Accrued liabilities relieved:
       Accrued compensation payable to related parties             1,271,281(c)
       Accrued research services - net                               398,723(d)
    Surrender and cancellation of common stock                       721,000(e)
    Other                                                            391,889(f)
                                                                ------------
 Total consideration                                               4,109,449

Carrying amount of intangibles transferred                        (4,127,702)(g)
                                                                ------------

Net loss on transfer                                            $    (18,253)
                                                                ============

     (a) Represents a $250,000 receivable from the former owners of PCS Securities over 2 years pursuant to the asset transfer agreement ($225,000 of which was received and $25,000 of which was written off by the Company during 2004 based on a discount for early payment of the final two installments due).
     (b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners.
     (c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities forgiven in connection with the wind-down.
     (d) Net customer credit balances of the PCS Securities subsidiary assumed by the former owners.
     (e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (f) Additional net assets and collections realized in connection with transaction.
     (g) Carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.

Net Income - Discontinued Operations

         As a result of the revenue and expense items mentioned above, the Company's net income from discontinued operations was $174,117 for 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Report of Independent Certified Public Accountants and Notes to Consolidated Financial Statements for the Company's December 31, 2004 audited financial statements include a "going concern" qualification that states there is "substantial doubt" about our ability to continue as a going concern due to the Company's lack of profitability, negative working capital and loss of revenue associated with the closure, during 2003, of our PCS Securities subsidiary.

         At December 31, 2004, our current liabilities exceeded our current assets by $3,333,216, and we had $54,106 of cash and cash equivalents to meet our immediate short-term liquidity requirements. Management believes that based on expected increases in research services revenues and expected continued improvement in operating results, our anticipated cash flow from operations could be adequate to fund operations for 2005. However, there can be no assurance that the Company will not require additional financing during 2005, or if additional financing is required, any such financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

FINANCING ACTIVITIES

Credit Facility

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only on a monthly basis, based on the outstanding principal balance. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of December 31, 2004 the interest rate on the note was 9.75%.

Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of December 31, 2004, the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

Convertible Debt

         On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000 and warrants to purchase 160,000 shares of the Company's common stock. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until they were paid in full or converted into shares of the Company's common stock.

         At issuance, proceeds from the debentures were allocated to the warrants based on the fair value of the warrants using a Black Scholes valuation model totaling $259,182. In addition, a discount of $541,536 was applied to account for the beneficial conversion feature at the closing date of December 17, 2001.

         In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and accordingly, no gain or loss was recognized. At December 31, 2004 the restructured convertible debt principal totaled $1,363,736, all of which is due within one year and is classified as a current liability.

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

         The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 per month thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 125,000 shares of the Company's common stock that were included in the original debenture at a fixed exercise price of $0.086 for the term of the warrants, which expire December 17, 2006. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

         In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of December 31, 2004 the outstanding principal balance was $1,208,763 all of which was a current liability. As of March 21, 2005, all payments due have been paid.

$350,000 Original Principal Amount Note

         In February 2003 the original debenture was amended so that the principal balance was reduced to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment that was $215,686 in November 2002, plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture was scheduled to mature on February 28, 2005 and bears interest at an annual rate of 14%. On March 1, 2005 the debenture holder extended the maturity date to August 31, 2005. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

         The outstanding principal balance may be converted in shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. In July 2004, the debenture holder exercised 35,000 warrants via the cashless exercise provision provided in the warrant. The net effect is the exchange of 35,000 warrants for 22,960 shares of common stock.

         As of December 31, 2004 the outstanding principal balance was $155,000, all of which was reflected as a current liability.

Notes Payable - Unrelated Parties

         On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in April 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During 2004 the maturity date was extended to July 1, 2005. During 2004 the Company recorded interest expense in connection with this note totaling $45,000, and as of December 31, 2004 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $97,625.

Notes Payable - Related Parties

Between May 2001 and January 2002 the Company borrowed an aggregate of $187,500 from a company controlled by an officer/stockholder pursuant to unsecured promissory notes. The Company borrowed an additional $35,000 in June 2004 and $65,000 in July 2004 from the same company and the Company issued an additional promissory note to the lender. All of the promissory notes bear interest at an annual rate of 12% and are due and payable on January 1, 2006. During 2004 the Company recorded interest expense in connection with these notes totaling $28,421 and paid interest due of $50,003. As of December 31, 2004, the outstanding principal balance was $287,500 and total interest payable in connection with these loans was $4,679.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
Arrangements

The following summarizes our contractual obligations, commercial commitments and off-balance sheet arrangements at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                         Amount of Commitment Expiring by Period
                       ------------------------------------------------------------------------
                        Less Than        3-Jan          5-Mar          Over 5
                          1 Year         Years          Years           Years         Total
                       ------------   ------------   ------------   ------------   ------------
Notes payable          $    587,500   $         --   $         --   $         --   $    587,500
Convertible debt (a)      1,363,763                                                   1,363,763
Lease commitments           140,075        289,041             --             --        429,116
                       ------------   ------------   ------------   ------------   ------------
Total                  $  2,091,338   $    289,041   $         --   $         --   $  2,380,379
                       ============   ============   ============   ============   ============

(a) Based on restructuring of convertible debt effective February 28, 2003



Recent Accounting Pronouncements

                   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment," which requires companies to recognize in the income statement fair value of stock options and other equity-based compensation issued to employees.

That cost will be recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 123R. The Company does not believe SFAS No. 123R is likely to have a material effect on the Company's financial position or results of operations.


Item 7.  FINANCIAL STATEMENTS.

         See Financial Statements following Item 15 of this Annual Report on Form 10-KSB.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None

ITEM 8A. Controls and Procedures.

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2004 was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 8B. Other Information.

         None

                                    PART III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

     3.02*     By-Laws of the Company.

     4.01*     Specimen Certificate for shares of Common Stock.

    10.01* Employment Agreement between the Company and Brian M. Overstreet, as amended.

    10.02*     Employment Agreement between the Company and Robert Kyle.

    10.03* Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and Global Capital Funding Group, L.P.

    10.04* Registration Rights Agreement, dated as of December 17, 2001, between the Company and Global Capital Funding Group, L.P.

    10.05* Securities Purchase Agreement, dated as of December 17, 2001, by and between the Company and GCA Strategic Investment Fund Limited.

    10.06* Registration Rights Agreement, dated as of December 17, 2001, between the Company and GCA Strategic Investment Fund Limited.

    10.07* Securities Purchase Agreement, dated as of March 6, 2002, by and between the Company, and GCA Strategic Investment Fund Limited.

    10.08* Registration Rights Agreement, dated as of March 6, 2002, by and between the Company and GCA Strategic Investment Fund Limited.

    10.09*     2001 Stock Option Plan, as amended.

    10.10* Agreement, dated as of January 31, 2003, by and among the Company, PCS Securities, Inc., Susanne S. Pruitt, Raymond A. Hill, III, Brian M. Overstreet, and Institutional Research Services, Inc.

    10.11* Amended convertible debenture agreement dated February 28, 2003 with GCA Strategic Investment Fund Limited

    10.12* Amended warrant agreement dated February 28, 2003 with GCA Strategic Investment Fund Limited

    10.13* Amended convertible debenture agreement dated February 28, 2003 with Global Capital Funding Group, LP

    10.14* Amended warrant agreement dated February 28, 2003 with Global Capital Funding Group, LP

    10.15* Security Agreement dated February 28, 2003 with Global Capital Funding Group, LP

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

                         SAGIENT RESEARCH SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


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

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Stockholders' Equity (Deficit).....................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Sagient Research Systems, Inc.

We have audited the accompanying balance sheets of Sagient Research Systems, Inc. as of December 31, 2004 and 2003, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sagient Research Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                               PETERSON & CO., LLP
                                               San Diego, California


February 3, 2005

                 SAGIENT RESEARCH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                         2004            2003
                                                                     ------------    ------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $     54,106    $     54,348
Accounts receivable                                                       133,245          20,206
Receivable from related parties                                                --         125,000
Prepaid research                                                          233,974         242,885
Prepaid commissions                                                        48,581              --
Other current assets                                                        8,276          10,472
                                                                     ------------    ------------
   Total current assets                                                   478,182         452,911

Property and equipment, net                                               301,374         493,493
Receivable from related parties                                                --          62,500
Other assets                                                                3,027           2,835
                                                                     ------------    ------------
   Total assets                                                      $    782,583    $  1,011,739
                                                                     ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                     $    245,047    $    213,128
Accrued interest expense                                                  280,638         129,082
Revolving credit facility                                                 100,000         100,000
Current portion of convertible debt                                     1,363,763         564,747
Notes payable                                                             300,000         300,000
Notes payable - related parties                                           287,500         187,500
Deferred revenue                                                        1,019,674         752,797
Prepaid subscription receipts                                              79,119          24,435
Other current liabilities                                                 135,657         169,228
                                                                     ------------    ------------
   Total current liabilities                                            3,811,398       2,440,917

Convertible debt, less current portion                                         --         904,244
Minority interest in subsidiary                                                --         (60,739)
                                                                     ------------    ------------
   Total liabilities                                                    3,811,398       3,284,422

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 authorized
   shares; no shares outstanding                                               --              --
Common stock; $.0001 par value, 80,000,000 authorized,
    35,277,512 issued; 23,510,796 outstanding at December 31, 2004 and 34,557,052 issued and 22,790,336 outstanding
    at December 31, 2003                                                    2,394           2,321
Additional paid-in capital                                             29,040,948      28,925,921
Treasury stock, 417,866 common shares at cost                             (58,501)        (58,501)
Accumulated deficit                                                   (32,013,656)    (31,142,424)
                                                                     ------------    ------------
   Total stockholders' equity (deficit)                                (3,028,815)     (2,272,683)
                                                                     ------------    ------------

   Total liabilities and stockholders' equity (deficit)              $    782,583    $  1,011,739
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.

                 SAGIENT RESEARCH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                                      2004            2003
                                                  ------------    ------------
REVENUES
Research services                                 $  2,769,219    $  2,015,848
Consulting services                                         --          99,000
Other revenue                                            5,611          11,250
                                                  ------------    ------------
   Total revenue                                     2,774,830       2,126,098
                                                  ------------    ------------

EXPENSES
Compensation and benefits                            1,318,787       1,369,965
General and administrative                             783,606         767,618
Product research expenses                              980,546         584,467
Depreciation and amortization                          247,314         279,038
Minority interest expense                                   --         115,976
                                                  ------------    ------------
   Total expenses                                    3,330,253       3,117,064
                                                  ------------    ------------

Operating loss                                        (555,423)       (990,966)

OTHER EXPENSE
Interest and other                                     230,070         642,887
Loss on joint venture                                   60,739              --
Discount on note receivable                             25,000              --
                                                  ------------    ------------
   Total other expense                                 315,809         642,887
                                                  ------------    ------------

Net loss from continuing operations                   (871,232)     (1,633,853)

Discontinued operations
Income from discontinued operations                         --         174,117
                                                  ------------    ------------

Net loss                                          $   (871,232)   $ (1,459,736)
                                                  ============    ============

Earnings (loss) per share - basic and diluted
   Loss per share - continuing operations                (0.04)          (0.07)
   Earnings per share - discontinued operations             --            0.01
                                                  ------------    ------------

       Total loss per share - basic and diluted   $      (0.04)   $      (0.06)
                                                  ============    ============

Weighted average number of shares                   23,088,511      23,229,494
                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         SAGIENT RESEARCH SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2004 and 2003

                                                         Common Stock          Additional
                                                   ------------------------     Paid-in      Treasury     Accumulated
                                                      Shares      Amount        capital        Stock        Deficit        Total
                                                   -----------  -----------    -----------  -----------   -----------   -----------
 Balance at December 31, 2002                       28,300,436  $     2,872    $29,630,220  $   (58,501) $(29,682,688)  $  (108,097)


   Issuance of options for services                                                 16,000                                   16,000
   Cancellation of shares - PCS settlement         (10,300,000)      (1,030)      (719,970)                                (721,000)
   agreement
   Cancellation of shares - litigation settlement   (1,048,750)        (105)           105                                       --
   agreements/judgments
   Cancellation of shares - voluntary surrender           (100)          (0)             0                                       --
   Issuance of common shares                         5,838,750          584           (434)                                     150
   Net loss                                                                                                (1,459,736)   (1,459,736)
                                                   -----------  -----------    -----------  -----------   -----------   -----------

 Balance at December 31, 2003                       22,790,336        2,321    $28,925,921      (58,501)  (31,142,424)   (2,272,683)

   Issuance of shares for services                     285,000           29         85,821                                   85,850
   Stock options exercised                              12,500            1          1,249                                    1,250
   Warrants exercised                                   22,960            3             (3)                                      --
   Issuance of common shares                           400,000           40         27,960                                   28,000
   Net loss                                                                                                  (871,232)     (871,232)
                                                   -----------  -----------    -----------  -----------   -----------   -----------

Balance at December 31, 2004                        23,510,796  $     2,394    $29,040,948  $   (58,501) $(32,013,656)  $(3,028,815)

The accompanying notes are an integral part of these financial statements.

                         SAGIENT RESEARCH SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                                 2004            2003
                                                                             ------------    ------------
Cash flows from operating activities
   Net loss                                                                  $   (871,232)   $ (1,459,736)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Depreciation and amortization                                                247,314         279,038
     Amortization of discounts on indebtedness                                         --         417,189
     Stock and stock options issued for services rendered                         113,851          16,000
     Minority interest expense                                                         --         115,976
     Discount on note receivable                                                   25,000              --
     Income from discontinued operations                                               --        (174,117)
     Loss on joint venture                                                         60,739              --
   Net changes in assets and liabilities
     (Increase) decrease in accounts receivable                                  (113,039)         24,430
     (Increase) decrease in prepaid research                                        8,911        (242,885)
     Increase in prepaid commissions                                              (48,581)             --
     Decrease in other current assets                                               2,196          39,625
     (Increase) decrease in other assets                                             (192)         45,467
     Increase in accounts payable                                                  31,919          50,185
     Increase in deferred revenue                                                 266,877         557,905
     Increase (decrease) in accrued expenses and other current liabilities        117,984         (72,399)
     Increase in prepaid subscription receipts                                     54,684          24,435
                                                                             ------------    ------------
   Net cash used in operating activities                                         (103,569)       (378,887)
Cash flows from investing activities
   Additions to property and equipment                                            (55,195)        (47,614)
   Proceeds from note receivable from related parties                             162,500              --
   Change in net assets of discontinued operations                                     --       2,476,988
                                                                             ------------    ------------
   Net cash provided by investing activities                                      107,305       2,429,374
Cash flows from financing activities
   Payments on revolving credit facility                                               --      (2,391,975)
   Proceeds from issuance of note payable to related party                        100,000              --
   Net proceeds from revolving credit facility                                         --         100,000
   Net proceeds from notes payable                                                     --         195,686
   Proceeds from exercise of stock options                                          1,250              --
   Repayment of convertible debt                                                 (105,228)       (111,009)
   Distributions to minority members                                                   --        (179,070)
   Proceeds from exercise of common stock warrants                                     --             150
                                                                             ------------    ------------
   Net cash used in financing activities                                           (3,978)     (2,386,218)
                                                                             ------------    ------------

   Net decrease in cash and cash equivalents                                         (242)       (335,731)

Cash and cash equivalents, beginning of period                                     54,348         390,079
                                                                             ------------    ------------

Cash and cash equivalents, end of period                                     $     54,106    $     54,348
                                                                             ============    ============

Supplemental disclosures of cash flow information
   Interest paid                                                             $    116,474    $    155,444
                                                                             ============    ============
   Taxes paid                                                                $      4,061    $      2,400
                                                                             ============    ============

Supplemental disclosures of non-cash information (see Note P).

The accompanying notes are an integral part of these statements.

                         SAGIENT RESEARCH SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE A - ORGANIZATION

Sagient Research Systems, Inc. ("Sagient Research" or "Parent" or "Company") is based in San Diego, California and was incorporated in Delaware in 1999. Sagient Research is a publisher of independent investment research. We operate our business activities through Sagient Research and through our wholly owned subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "Sagient Securities"), a broker-dealer incorporated in the State of California. We develop, produce and sell proprietary research products to mutual funds, hedge funds and investment banks. Our business strategy is to leverage our development technology and marketing expertise to be a leading provider of independent research to the financial services and institutional investment communities.


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, its wholly owned broker-dealer subsidiaries, Sagient Securities and previously owned PCS Securities, Inc. and its previously owned majority-owned joint venture, DPBT, LLC. All material inter-company accounts and transactions have been eliminated in consolidation.

As discussed more fully in Note D - Discontinued Operations, the Company discontinued the operations of PCS Securities, a wholly owned subsidiary, in the first quarter of 2003 and all revenue and expense activity and related balance sheet accounts of PCS Securities for the periods presented have been reclassified and presented as discontinued operations as of December 31, 2003.

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

Revenue Recognition
-------------------

Research services revenue represents revenue from providing individual custom reports or reports on a monthly or annual subscription basis. Revenue from custom reports is recognized when the report is provided, and revenue from subscriptions is recognized ratably over the contractual period. Research services revenue also includes revenue from a licensing agreement to distribute data, which is recognized ratably over the term of the contract.

Deferred revenue on the consolidated balance sheets consists of subscription and licensing revenues that have been received but not yet earned.

Consulting services revenue represents fees from consulting services performed by DPBT, LLC, and computer programming services performed by Sagient Research. Consulting fees related to services performed by DPBT, LLC are based on customer-determined points awarded at the end of each quarter, and are recognized in the period in which the determination is made and communicated to DPBT, LLC. Consulting fees related to computer programming services are recognized during the period that such services are provided.

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

Concentration of Credit Risk
----------------------------

The Company's customers are concentrated in the financial services industry and include investment banks, institutional investors and private equity funds. The Company derives most of its revenue from customers located within the United States. No one customer accounts for more than 5% of consolidated total revenue. The Company does not require collateral, and evaluates credit worthiness on a customer-by-customer basis based on reputation of customer within the industry, historical trends and other information. To date, losses related to bad debts have not been significant.

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

Financial Instruments
---------------------

The Company does not hold financial instruments for trading purposes as part of its business operations. Substantially all of the Company's financial instruments, which include cash and cash equivalents, and indebtedness, are carried at amounts that approximate their fair value.

Net Capital and Reserve Requirements
------------------------------------

The Company's subsidiary, Sagient Securities, is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. This rule requires that they maintain minimum net capital (as defined) and requires that the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. The Uniform Net Capital Rules also provides that equity capital may not be withdrawn or cash dividends paid if the resulting ratio of aggregate indebtedness to net capital would exceed 10 to 1. At December 31, 2004, Sagient Securities had defined net capital exceeding the minimum required net capital of $5,000.

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

Options granted during 2003 include 200,000 stock options to purchase the Company's common stock in exchange for services rendered. Fifty percent (50%) of the options vested at the date of the grant and the remaining fifty percent (50%) vest on the first anniversary of the date of grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $16,000 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at price of $0.08 per share and have a term of 10 years

During 2004, the Company issued options to employees to purchase 1,200,000 shares of its common stock, at exercise prices ranging from $0.055 - $0.38, and options to purchase 1,432,500 shares were forfeited and cancelled. All options granted during the period have a term of ten years and were issued at an exercise price equal to the market value of the underlying stock at the date of grant. Of these options, 330,000 were scheduled to vest over three years and 870,000 were 100% vested at the date of grant. In December 2004, the Company accelerated the vesting of 133,750 employee options with an exercise price greater than the market value of the underlying stock. As of December 31, 2004, 2,795,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2001 Plan, of which 22,500 have not yet vested.

A summary of changes in common stock options during 2004 and 2003 follows:

                                       Number     Weighted Average  Exercisable
                                      of Shares    Exercise Price      Shares
                                    ------------    ------------    -----------

 Outstanding at December 31, 2002      2,356,093    $       1.06      1,596,094
                                    ------------    ------------    -----------

    Granted                            1,430,000    $       0.09
    Forfeited                           (746,093)   $       0.64
    Exercised                                 --
                                    ------------
 Outstanding at December 31, 2003      3,040,000    $       0.61      2,022,188
                                    ------------    ------------    -----------

    Granted                            1,200,000    $       0.13
    Forfeited                         (1,432,500)   $       0.45
    Exercised                            (12,500)   $       0.10
                                    ------------
 Outstanding at December 31, 2004      2,795,000    $       0.49      2,772,500
                                    ============    ============    ===========

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.85%, expected life of five years, and expected volatility ranging from 138% to 141%. For grants in fiscal 2003, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.87% to 3.29%, expected lives of five years, and expected volatility of 129%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the years ended December 31, 2004 and 2003 would have been as follows:

                                                    2004               2003
                                                ------------       ------------

Net loss as reported                            $   (871,232)      $ (1,459,736)
SFAS No. 123 effect                               (1,102,697)          (592,083)
                                                ------------       ------------

Pro forma net loss                              $ (1,973,929)      $ (2,051,819)
                                                ============       ============

Loss per share, basic and diluted
as reported                                     $      (0.04)      $      (0.06)
Pro forma                                       $      (0.09)      $      (0.09)

Basic and diluted weighted
average common shares outstanding                 23,088,511         23,229,494


The following table summarizes information about stock options outstanding at December 31, 2004:

                              Options Outstanding                          Options Exercisable
                              -------------------                          -------------------

                                            Weighted        Weighted                      Weighted
                                             Average         Average                       Average
       Range of            Number           Remaining       Exercise       Number         Exercise
    Exercise Prices      Outstanding      Life in Years       Price      Exercisable       Price
    $0.055 - $0.12        1,662,500           9.53            $0.08       1,640,000        $0.08
     $0.30 - $0.80          635,000           7.00            $0.55         635,000        $0.55
     $1.20 - $1.90          392,500           7.00            $1.61         392,500        $1.61
     $2.05 - $2.60          105,000           7.00            $2.49         105,000        $2.49

Segment Information
-------------------

The Company complies with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise.

After the closing during the second quarter of 2003 of its PCS Securities subsidiary (See Note D - Discontinued Operations), and due to the inactive status of Sagient Securities, the Company currently has no reportable segments. Accordingly, disclosure of segment information is not applicable.

New Accounting Pronouncements
-----------------------------

In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," which requires companies to recognize in the income statement grant date fair value of stock options and other equity-based compensation issued to employees. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 123R / The Company does not believe SFAS No. 123R is likely to have a material effect on the Company's financial position or results of operations.

Reclassifications
-----------------

Certain reclassifications have been made to prior years' balances to conform to the 2004 presentation.


NOTE C - GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed below, the Company incurred a net loss of $871,232 during the year ended December 31, 2004, and, as of that date, the Company's current liabilities exceeded its current assets by $3,333,216.

The Company and its management recommitted to pursuing its long-term objective of becoming a leading provider of independent research to the institutional community. In association with this commitment, the Company has increased its research sales staff, has re-directed all of the remaining Company assets towards the production, distribution, and marketing of independent institutional research, and has made certain operating expense reductions to redundant and unnecessary overhead. The Company and its management firmly believe that the independent institutional research market is a viable area in which the Company can compete. However, no assurances can be provided that the Company will be successful.

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

Revenues and expenses from PCS Securities for the years ended December 31, 2004 and 2003 are summarized below:

                                                                2004           2003
                                                            ------------   ------------
Revenues
  Commission and other fees                                 $         --   $  1,115,462
Expenses
  Independent research expense                                        --        775,817
  Execution and clearing costs                                        --        146,855
  General and administrative expense                                  --            420
                                                            ------------   ------------
    Total expenses                                                    --        923,092
                                                            ------------   ------------

                                                                      --        192,370
    Loss on transfer of assets of discontinued operations             --        (18,253)
                                                            ------------   ------------
    Income (loss) from discontinued operations              $         --   $    174,117
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

The components of the loss are summarized below:

Consideration received:
    Cash                                                        $    250,000(a)
    Credit line repayments                                         1,076,556(b)
    Accrued liabilities relieved:
       Accrued compensation payable to related parties             1,271,281(c)
       Accrued research services - net                               398,723(d)
    Surrender and cancellation of common stock                       721,000(e)
    Other                                                            391,889(f)
                                                                ------------
 Total consideration                                               4,109,449

Carrying amount of intangibles transferred                        (4,127,702)(g)
                                                                ------------

Net loss on transfer                                            $    (18,253)
                                                                ============

     (a) Represents a $250,000 receivable from the former owners of PCS Securities over 2 years pursuant to the asset transfer agreement ($225,000 of which was received and $25,000 of which was written off by the Company during 2004 based on a discount for early payment of the final two installments due.
     (b) Represents funds paid directly to Bear Stearns from the soft dollar brokerage firm that is controlled by the former owners.
     (c) Accrued compensation payable as of December 31, 2002 pursuant to respective employment and consulting agreements with the former owners of PCS Securities forgiven in connection with the wind-down.
     (d) Net customer credit balances of the PCS Securities subsidiary assumed by the former owners.
     (e) 10.3 million shares of the Company's common stock surrendered by the former owners of PCS Securities at fair market value. The fair market value of the Company's common stock at the date of the transaction was $0.07.
     (f) Additional net assets and collections realized in connection with transaction. (g) Carrying amount of PCS Securities trademark and customer list intangibles at date of transaction.

Net Assets and Liabilities of Discontinued Operations
-----------------------------------------------------

As of March 31, 2003 the remaining identifiable intangible asset balance of $4,127,702, previously capitalized in connection with PCS Securities merger, was realized through discontinued operations in 2003.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                      2004             2003
                                                  ------------     ------------
Computer equipment and software                   $  1,372,476     $  1,317,281
Furniture and fixtures                                  37,797           37,797
Office equipment                                        76,248           76,248
                                                  ------------     ------------
                                                     1,486,521        1,431,326
Less accumulated depreciation                       (1,185,147)        (937,833)
                                                  ------------     ------------
                                                  $    301,374     $    493,493
                                                  ============     ============

During the years ended December 31, 2004 and 2003, the Company capitalized $48,233 and $47,832, respectively of payroll costs directly associated with upgrades and enhancements that have added functionalities and new features to its software. Depreciation expense was $247,314 and $279,038 during the years ended December 31, 2004 and 2003, respectively.


NOTE F- REVOLVING LINE OF CREDIT

On June 12, 2003, the Company entered into a promissory note agreement with Bank of America, pursuant to which a $100,000 revolving credit line was made available to the Company through June 10, 2006. During this period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of December 31, 2004 the interest rate on the note was 9.75%.

Following this initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of December 31, 2004, the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.


NOTE G- NOTES PAYABLE

On November 22, 2001, the Company borrowed $300,000 under a promissory note payable to an investor. The note is unsecured, bears interest at 15%, and had an original maturity date in April 2002 which has subsequently been extended to July 1, 2005. In connection with the promissory note, the Company issued 150,000 detachable warrants to the note holder exercisable for 150,000 shares of the Company's common stock at a price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in five years. Proceeds from the issuance of this promissory note have been allocated to the warrants based on their fair value of $281,200. During each of the years ended December 31, 2004 and 2003 the Company recorded interest expense associated with this note of $45,000. As of December 31, 2004 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $97,625.


NOTE H -CONVERTIBLE DEBT

On December 17, 2001, the Company issued convertible debentures in the aggregate principal amount of $1,600,000 and warrants to purchase 160,000 shares of the Company's common stock. These debentures had a maturity date of December 17,

2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until they were paid in full or converted into shares of the Company's common stock.

At issuance, proceeds from the debentures were allocated to the warrants based on the fair value of the warrants using a Black Scholes valuation model totaling $259,182. In addition, a discount of $541,536 was applied to account for the beneficial conversion feature at the closing date of December 17, 2001.

In February 2003, the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. In connection with the debt restructuring, the Company was relieved of $137,844 in liquidated damages previously accrued. The restructuring of the convertible debt has been accounted for as a troubled debt restructuring and, accordingly, no gain was recognized. At December 31, 2004 the restructured convertible debt principal totaled $1,363,736, all of which is due within one year and is classified as a current liability. Following is a summary of primary terms of the restructured agreements:

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

The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 125,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants, which expire December 17, 2006. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of December 31, 2004 the outstanding principal balance was $1,208,763 all of which was a current liability.

$350,000 Original Principal Amount Note

In February 2003, the original debenture was amended so that the principal balance was reduced to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002, of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture was originally scheduled to mature on February 28, 2005 and bears interest at an annual rate of 14%. On March 1, 2005 the debenture holder extended the maturity date to August 31, 2005. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. In July 2004, the debenture holder exercised 35,000 warrants via the cashless exercise provision provided in the warrant. The net effect is the exchange of 35,000 warrants for 22,960 shares of common stock.

As of December 31, 2004 the outstanding principal balance was $155,000, all of which was reflected as a current liability.

The Company recorded interest expense totaling $546,345 related to the two debentures in 2003, including 176,846 related to the restructured note agreement and $369,499 related to the original notes and amortization of discounts. At December 31, 2003 interest of $50,197 was payable in connection with the restructured note agreement. In 2004, the company recorded interest expense related to the debentures totaling $193,392. During 2004, an aggregate of $66,472 of interest due was paid and as of December 31, 2004 interest of $178,335 was payable in connection with the debentures.


NOTE I - DEFERRED REVENUE

Research products are generally sold by the Company on a subscription basis for periods ranging from three (3) to twelve (12) months. Revenue on such subscriptions is recognized on a pro-rata basis over the applicable subscription period. Deferred revenue at December 31, 2004 totaled $1,019,674 and represents revenues from research product subscriptions that will be recognized in future periods.


NOTE J - STOCKHOLDERS' EQUITY (DEFICIT)

Authorized and Outstanding Common Stock
---------------------------------------

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2004, there were 35,277,512 shares of common stock issued and 23,510,796 shares of common stock outstanding.

Common Stock Reserved for Issuance
----------------------------------

At December 31, 2004 the Company has reserved 10,812,719 shares of its common stock for issuance in connection with shares issuable under the Company's 2001 stock option plan, convertible debentures and warrant commitments.

Preferred Stock
---------------

In March 1999 the Company authorized the issuance of 10,000,000 shares of preferred stock par value $.0001. At December 31, 2004 and 2003, no preferred shares are outstanding.

Common Stock
------------

During the three months ended March 31, 2004 an aggregate of 285,000 shares of the Company's common stock valued at $85,850 were issued in connection with services provided to the Company.

In July 2004, 22,960 shares of common stock were issued in connection with the exercise of 35,000 warrants by a debenture holder.

In December 2004, 400,000 shares of the Company's common stock were issued to an officer of the Company as compensation for his outstanding performance.

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


NOTE K - WARRANTS AND PERFORMANCE WARRANTS

Common Stock Warrants
---------------------

The following tables summarize the number of outstanding common stock warrants as of December 31, 2004 and 2003:

                                                              Weighted Average
                                                 Number        Exercise Price
                                             --------------    --------------
Outstanding at December 31, 2002                    663,906    $         1.41
   Granted                                               --                --
   Forfeited                                             --                --
   Exercised                                             --                --
                                             --------------    --------------
Outstanding at December 31, 2003                    663,906    $         0.97
   Granted                                               --                --
   Forfeited                                             --                --
  Exercised                                         (35,000)               --
                                             --------------    --------------
Outstanding at December 31, 2004                    628,906    $         1.02
                                             ==============    ==============

Performance Warrants
--------------------

Performance warrants were issued to all Company shareholders concurrent with and in connection with the reverse merger in 2001. Performance warrants are exercisable for shares of common stock, on a one-for-one basis, upon the satisfaction of certain performance targets.

During 2003, a total of 5,915,626 performance warrants were exercised, of which 5,765,626 were exercised by two officers of the Company and an entity owned by one of these officers, and a total of 5,925,000 performance warrants were forfeited and cancelled by twelve (12) individuals or entities in connection with litigation settlements and judgments. During 2004, a total of 105,000 performance warrants were forfeited and cancelled in connection with a legal settlement.

As of December 31, 2004 all outstanding performance warrants are fully vested and exercisable.

The following tables summarize the number of outstanding performance warrants in 2004 and 2003:

                                                               Weighted Average
                                                  Number        Exercise Price
                                              --------------    --------------
Outstanding at December 31, 2002                                $        0.001
   Granted                                                --                --
   Forfeited                                      (5,925,000)            0.001
   Exercised                                      (5,915,626)            0.001
                                              --------------    --------------
Outstanding at December 31, 2003                     675,000    $        0.001
   Granted                                                --                --
   Forfeited                                        (105,000)            0.001
   Exercised                                              --                --
                                              --------------    --------------
Outstanding at December 31, 2004                     570,000    $        0.001
                                              ==============    ==============


The following table summarizes additional information about the Company's outstanding common stock warrants and performance warrants at December 31, 2004:

                                     Number
   Exercise                         Remaining           Number
    Prices      Outstanding      Life in Months       Exercisable
--------------------------------------------------------------------
     $0.001       570,000              77               570,000
     $0.086       125,000              23               125,000
     $0.80        114,843              18               114,843
     $0.80        239,063               3               239,063
     $2.30        150,000              22               150,000
              -----------                           -----------
                1,198,906                             1,198,906
              ===========                           ===========

NOTE L- INCOME TAXES

Under SFAS No. 109, Accounting for Income Taxes, the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. For the year ended December 31, 2004, management increased the deferred tax asset valuation allowance by $282,061 due to taxable losses incurred for the year ended December 31, 2004.

At December 31, 2004, the Company had net operating loss carry-forwards of approximately $7.9 million and $5.4 million for federal income tax and state tax purposes, respectively. The federal net operating loss carryforwards expire 2019 through 2024 and the state net operating loss carryforwards expire 2007 through 2014. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than 50% change in ownership). The utilization with regard to timing and amount of the Company's net operating loss carryforwards may be limited due to changes in the Company's ownership pursuant to Section 382 of the Internal Revenue Code.

Significant components of the Company's deferred tax assets at December 31, 2004 and 2003 are as follows:

                                                      2004             2003
                                                  ------------     ------------
Deferred tax assets
   Net operating losses                           $  3,152,326     $  3,224,536
   Deferred revenues                                   529,653          328,669
   Other                                                38,185          131,600
                                                  ------------     ------------
                                                     3,720,163        3,684,805
Deferred tax liabilities
   State taxes                                        (185,594)        (190,703)
   Section 481 adjustment                                   --         (171,057)
   Depreciation                                        (79,512)        (150,049)
                                                  ------------     ------------
                                                      (265,106)        (511,809)

Net deferred tax assets                              3,455,057        3,172,996
Valuation allowance                                 (3,455,057)      (3,172,996)
                                                  ------------     ------------
Total                                             $         --     $         --
                                                  ============     ============

The reconciliation of income taxes computed at the U.S. Federal statutory rate to income tax expense is as follows:

                                                       ----------------------
                                                          2004         2003
                                                       ----------------------
Federal income tax at statutory rate                        34.0%       34.0%

State taxes, net of federal income tax benefit              (0.2)       (0.1)
Permanent Differences                                       (0.3)       (0.2)
Changes in valuation allowance                             (33.8)      (27.6)
Other                                                        0.0        (6.2)
                                                       ----------------------
Total                                                       (0.3)%      (0.2)%
                                                       ======================


NOTE M- LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                      2004             2003
                                                  ------------     ------------
Numerator
   Net Loss                                       $   (871,232)    $ (1,459,736)
Denominator
   Denominator for basic and diluted
   loss per share-weighted average shares           23,088,511       23,229,494

Basic and Diluted loss per share                  $      (0.04)    $      (0.06)

Shares issuable upon conversion of debt, stock options, warrants and performance warrants disclosed in notes B and I-K have not been included in the above calculation since their inclusion in 2004 and 2003 would be anti-dilutive.


NOTE N - RELATED PARTY TRANSACTIONS

Loans and Advances
------------------

Between May 2001 and January 2002 the Company borrowed an aggregate of $187,500 from a company controlled by an officer/stockholder pursuant to unsecured promissory note agreements. The Company borrowed an additional $35,000 in June 2004 and $65,000 in July 2004 from the same company and the Company issued an additional promissory note to the lender. All of the promissory notes bear interest at an annual rate of 12% and are due and payable on January 1, 2006. At December 31, 2003 and 2004, the aggregate outstanding balance of these notes was $187,500 and $287,500, respectively. During the year ended December 31, 2003 the Company recorded interest expense related to these notes of $22,500, and made no payments. During the year ended December 31, 2004 the Company recorded interest expense in connection with these notes totaling $28,421, and paid $50,003, including interest accrued in prior year.

In October 2004, the Company borrowed $39,000 from Kleega Corp., a company owned by a stockholder, and repaid the loan in full during November 2004.

Consulting Services
-------------------

In April 2001, the Company entered into advisory agreement with Kleega Corp., a company owned by a stockholder. Pursuant to the advisory agreement, Kleega Corp. agreed to serve as management consultant and deal finder and technology consultant to the Company from May 1, 2001 to April 30, 2002. During 2002, the agreement was extended to December 31, 2003. In December 2004 the Company renewed the agreement through December 31, 2005. Pursuant to the agreement, the Company issued options to purchase 250,000 shares of its common stock, and will pay a monthly retainer of $15,000 during the term of the agreement

For the years ended December 31, 2003 and 2004, the Company paid Kleega Corp. consulting fees and related expenses of $183,394 and $185,987, respectively.


NOTE O  - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations or financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. The Company also leases certain office equipment under operating leases. The approximate future minimum annual rental payments under operating leases are as follows:

                             2005               $    139,351
                             2006                    141,890
                             2007                    146,125
                                                ------------
                            Total               $    427,366
                                                ============

Total rental expense for the years ended December 31, 2004 and 2003 was approximately $139,127 and $136,600, respectively.


NOTE P - NONCASH INVESTING AND FINANCING ACTIVITY

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

In July 2004, 22,960 shares of common stock were issued in connection with the exercise of 35,000 warrants by a debenture holder.

In December 2004, 400,000 shares of common stock were issued to an officer of the Company as compensation for his outstanding performance.

NOTE Q - SELECTED QUARTERLY DATA

Summarized quarterly information for the Company for December 31, 2004 and 2003 follows:

                2004                            Quarter         Quarter        Quarter         Quarter
                ----                            Ended           Ended           Ended           Ended
                                                31-Mar          30-Jun          30-Sep          31-Dec          Total
                                             ------------    ------------    ------------    ------------    ------------
Continuing Operations:
Revenues                                     $    647,719    $    660,623    $    689,569    $    776,919    $  2,774,830
Expenses                                          885,577         861,560         784,577         798,539       3,330,253
                                             ------------    ------------    ------------    ------------    ------------

Operating Loss                                   (237,858)       (200,937)        (95,008)        (21,620)       (555,423)

Other income (expense), primarily interest       (118,922)        (75,681)        (62,554)        (58,652)       (315,809)
                                             ------------    ------------    ------------    ------------    ------------

Net Loss Continuing Operations                   (356,780)       (276,618)       (157,562)        (80,272)       (871,232)

Income from Discontinued Operations                    --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Net Loss                                     $   (356,780)   $   (276,618)   $   (157,562)   $    (80,272)   $   (871,232)
                                             ============    ============    ============    ============    ============

Loss per share                               $      (0.02)   $      (0.01)   $      (0.01)   $      (0.00)   $      (0.04)

Weighted Average # of shares                   22,940,058      23,083,303      23,103,559      23,223,839      23,088,511


                2003                            Quarter         Quarter        Quarter         Quarter
                ----                            Ended           Ended           Ended           Ended
                                                31-Mar          30-Jun          30-Sep          31-Dec          Total
                                             ------------    ------------    ------------    ------------    ------------
Continuing Operations:
Revenues                                     $    375,525    $    540,685    $    586,939    $    622,949    $  2,126,098
Expenses                                          869,559         755,512         728,615         763,378       3,117,064
                                             ------------    ------------    ------------    ------------    ------------

Operating Loss                                   (494,034)       (214,827)       (141,676)       (140,429)       (990,966)

Other income (expense), primarily interest       (467,315)        (51,373)        (65,081)        (59,118)       (642,887)
                                             ------------    ------------    ------------    ------------    ------------

Net Loss Continuing Operations                   (961,349)       (266,200)       (206,757)       (199,547)     (1,633,853)

Income from Discontinued Operations               174,117              --              --              --         174,117
                                             ------------    ------------    ------------    ------------    ------------

Net Loss                                     $   (787,232)   $   (266,200)   $   (206,757)   $   (199,547)   $ (1,459,736)
                                             ============    ============    ============    ============    ============

Loss per share                               $      (0.03)   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.06)

Weighted Average # of shares                   24,523,769      22,471,329      23,152,438      22,790,336      23,229,494

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Sagient Research Systems, Inc.

                                      By: /s/ BRIAN M. OVERSTREET
                                      ------------------------------------------
                                      Brian M. Overstreet
                                      Title:  President & CEO
                                      Date:  March 21, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ BRIAN M. OVERSTREET
                                      ------------------------------------------
                                      Brian M. Overstreet
                                      Title:  President, CEO and Director
                                      Date:  March 21, 2005

                                      /s/ ROBERT F. KYLE
                                      ------------------------------------------
                                      Robert F. Kyle
                                      Title:  Vice President, Secretary, General
                                      Counsel, and Director
                                      Date:  March 21, 2005

                                      /s/ WILLIAM J. JACKSON
                                      ------------------------------------------
                                      William J. Jackson
                                      Title:  Director
                                      Date:  March 21, 2005