Form 10QSB
period 2005-03-31
SAGIENT RESEARCH SYSTEMS, INC.
filed 2005-04-28
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2005
--------------------------------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to  ______________________

                            Commission File Number 025449
                                                   ------

                         Sagient Research Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                  33-0856651
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            3655 Nobel Drive, Suite 540, San Diego, California 92122
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 623-1600
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 28, 2005, there were 23,510,796 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                         Sagient Research Systems, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                 March 31, 2005


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements:

           Consolidated Balance Sheets..................................     3

           Consolidated Statements of Operations........................     4

           Consolidated Statements of Cash Flows........................     5

           Notes to Consolidated Financial Statements...................     6


ITEM 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations...........    13

ITEM 3.    Controls and Procedures......................................    18

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................    18

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds..    18

ITEM 3.    Defaults Upon Senior Securities..............................    18

ITEM 4.    Submission of Matters to a Vote of Security Holders..........    19

ITEM 5.    Other Information............................................    19

ITEM 6.    Exhibits.....................................................    19

                                       2
================================================================================

                          Part I Financial Information

Item 1.           Condensed Consolidated Financial Statements
                  -------------------------------------------

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                                     March 31,      December 31,
                                                                       2005             2004
                                                                     Unaudited        Audited
                                                                   ----------------------------
                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $    125,431    $     54,106
Accounts receivable                                                     118,711         133,245
Prepaid research                                                        212,033         233,974
Prepaid commissions                                                      58,143          48,581
Other current assets                                                     10,346           8,276
                                                                   ----------------------------
  Total current assets                                                  524,664         478,182

Property and equipment, net                                             273,998         301,374
Other assets                                                              3,210           3,027
                                                                   ----------------------------
  Total assets                                                     $    801,872    $    782,583
                                                                   ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                   $     93,706    $    245,047
Accrued interest expense                                                305,930         280,638
Revolving credit facility                                               100,000         100,000
Current portion of convertible debt, net                              1,291,548       1,363,763
Notes payable                                                           300,000         300,000
Notes payable - related parties                                         270,073         287,500
Deferred revenue                                                      1,233,107       1,019,674
Prepaid subscription receipts                                            88,595          79,119
Other current liabilities                                               127,061         135,657
                                                                   ----------------------------
  Total current liabilities                                           3,810,020       3,811,398


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
  no shares outstanding                                                      --              --
Common stock; $.0001 par value, 80,000,000 shares authorized,
  35,277,512 issued, 23,510,796 outstanding at March 31, 2005
 and December 31, 2004                                                    2,394           2,394
Additional paid-in capital                                           29,040,948      29,040,948
Treasury stock, 417,866 common shares at cost                           (58,501)        (58,501)
Accumulated deficit                                                 (31,992,989)    (32,013,656)
                                                                   ----------------------------
  Total stockholders' equity (deficit)                               (3,008,148)     (3,028,815)
                                                                   ----------------------------

  Total liabilities and stockholders' equity (deficit)             $    801,872    $    782,583
                                                                   ============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3
================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (Unaudited)
                                            For The Three Months Ended March 31,

                                                   2005              2004
                                              ------------------------------

REVENUES
Research services                             $    800,793      $    647,119
Other revenue                                        1,125               600
                                              ------------------------------
  Total Revenues                                   801,918           647,719
                                              ------------------------------

EXPENSES
Compensation and benefits                          292,384           310,325
General and administrative                         132,388           260,570
Product research expenses                          245,217           244,281
Depreciation and amortization                       53,681            70,401
                                              ------------------------------
  Total Expenses                                   723,670           885,577
                                              ------------------------------

Operating income (loss)                             78,248          (237,858)

OTHER EXPENSE
Interest and other                                  57,581            58,183
Loss on joint venture                                   --            60,739
                                              ------------------------------

Net income (loss)                             $     20,667      $   (356,780)
                                              ==============================

Basic earnings (loss) per share               $         --      $      (0.02)
                                              ==============================

Basic weighted-average shares outstanding       23,510,796        22,940,058
                                              ==============================

Diluted earnings (loss) per share             $         --      $      (0.02)
                                              ==============================

Diluted weighted-average shares outstanding     24,087,346        22,940,058
                                              ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4
================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                For The Three Months Ended March 31,

                                                                      2005               2004
                                                                 --------------------------------
Cash flows from operating activities
  Net income (loss)                                              $     20,667        $   (356,780)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Depreciation and amortization                                      53,681              70,401
    Stock and stock options issued for services                            --              85,851
    Loss on joint venture                                                  --              60,739
  Net changes in assets and liabilities
    (Increase) decrease in accounts receivable                         14,534             (46,961)
    Decrease in receivables from related parties                           --              62,500
    (Increase) decrease in prepaid research                            21,941             (53,779)
    (Increase) in prepaid commissions and other current assets        (11,632)            (41,228)
    (Increase) decrease in other assets                                  (183)                255
    Increase (decrease) in accounts payable                          (151,341)             95,107
    Increase in accrued expenses and other current liabilities         26,172              57,204
    Increase in deferred revenue                                      213,433             224,817
                                                                 --------------------------------
  Net cash provided by operating activities                           187,272             158,126

Cash flows from investing activities

  Additions to property and equipment                                 (26,305)            (11,646)
                                                                 --------------------------------
  Net cash flows used in investing activities                         (26,305)            (11,646)

Cash flows from financing activities

  Repayment of notes payable to related party                         (17,427)                 --
  Repayment of notes and convertible debt                             (72,215)            (69,745)
                                                                 --------------------------------
  Net cash flows used in financing activities                         (89,642)            (69,745)
                                                                 --------------------------------
  Net increase in cash and cash equivalents                            71,325              76,735

Cash and cash equivalents, beginning of period                         54,106              54,348
                                                                 --------------------------------

Cash and cash equivalents, end of period                         $    125,431        $    131,083
                                                                 ================================

Supplemental disclosures of cash flow information
  Interest paid                                                  $     40,783        $     35,680
                                                                 ================================
  Taxes paid                                                     $      1,600        $         --
                                                                 ================================

Supplemental disclosures of non-cash information (see Note I).

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       5
================================================================================

                 Sagient Research Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Sagient Research Systems, Inc. and subsidiaries (the "Company") have been prepared pursuant to accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Company's latest audited financial statements for the year ended December 31, 2004 filed on Form 10-KSB.

The consolidated financial statements for the 2004 interim periods include the accounts of the Company and its wholly owned broker-dealer subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "SS"). All material inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented have been included. The Company's quarterly results are not necessarily indicative of results for a full year.

Going Concern and Liquidity
---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2004 Form 10-KSB, the Company's December 31, 2004 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's historical lack of profitability and negative working capital.

To address the going concern issue, management has re-focused its efforts and the Company's resources toward the single objective of providing high-quality, independent research to the institutional investment community.

The Company and its management believe that the independent institutional research market is a viable area to compete, and ultimately achieve profitability. However, the Company's ability to

                                       6
================================================================================
continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to succeed in its efforts to raise additional capital. Management believes its anticipated cash flow from operations could be adequate to fund its operating requirements and contractual commitments, however, there can be no assurances that the Company will not require additional financing, or whether additional financing will be available to the Company on acceptable terms, or at all.

For the three months ended March 31, 2005 the Company earned a net profit from continuing operations of $20,667 and as of March 31, 2005 the Company's current liabilities exceeded its current assets by $3,285,356. Although this represents an improvement relative to respective year to date losses during 2004, these factors among others indicate that the Company may be unable to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the resolution of these matters.

Use of Estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Actual results could differ materially from those estimates.

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

Earnings (Loss) Per Share
-------------------------

The Company calculates earning per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings (loss) per share is computed using the weighted average number of common shares and diluted earnings (loss) per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

                                       7
================================================================================

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

Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The adoption of SFAS No. 148 did not have a material impact to these condensed consolidated financial statements and the disclosure requirements are included below.

As of May 15, 2001 the Board of Directors of the Company adopted the 2001 Stock Plan ("2001 Plan"), which was approved by the Company's shareholders in November 2001. The 2001 Plan provides for accelerated vesting provisions in the event of a change in control and other events, as defined.

During the quarter ended March 31, 2005 the Company did not issue any options to employees to purchase shares of its common stock, and options to purchase 397,500 shares were forfeited and cancelled. As of March 31, 2005 options to purchase 2,397,500 shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for option grants during the first quarters of 2005 and 2004, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.12%, expected lives of five years, and expected volatility of 141%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months ended March 31, 3005 and 2004 would have been as follows:

                                                     2005               2004
                                                -------------------------------

Net income (loss) as reported                   $  20,667           $  (356,780)
   SFAS No. 123 effect                               (169)             (124,150)
                                                -------------------------------
   Pro forma net loss                           $  20,498           $  (480,930)
                                                ===============================

Loss per share as reported
   Basic                                        $    0.00           $     (0.02)
   Diluted                                      $    0.00           $     (0.02)
Proforma
   Basic                                        $    0.00           $     (0.02)
   Diluted                                      $    0.00           $     (0.02)


Basic weighted average common
shares outstanding                              23,510,796            22,940,058
Diluted weighted average common
shares outstanding                              24,087,346            22,940,058


                                       8
================================================================================

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

Reclassifications
-----------------

Certain amounts from the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

NOTE C -PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                          March 31, 2005      December 31, 2004
                                            (Unaudited)           (Audited)
                                         --------------------------------------
Computer equipment and software          $       1,397,406    $       1,372,476
Furniture and fixtures                              37,797               37,797
Office equipment                                    76,248               76,248
                                         --------------------------------------
                                                 1,511,451            1,486,521
Less accumulated depreciation                   (1,237,453)          (1,185,147)
                                         --------------------------------------
                                         $         273,998    $         301,374
                                         ======================================

Depreciation and amortization expense was $53,681 and $70,401 for the three months ended March 31, 2005 and 2004, respectively.

NOTE D - REVOLVING LINE OF CREDIT

On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of March 31, 2005 the interest rate on the note was 9.75%.

                                       9
================================================================================

Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of March 31, 2005 and December 31, 2004 the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

NOTE E - CONVERTIBLE DEBT

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

In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At March 31, 2005 and December 31, 2004 the restructured convertible debt principal totaled $1,291,548 and $1,363,763, respectively, all of which is due within one year and is classified as a current liability.

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

In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of March 31, 2005 the outstanding principal balance was $1,136,548 all of which was reflected as a current liability. As of April 28, 2005, all payments due have been paid.

$350,000 Original Principal Amount Note
---------------------------------------

The original debenture was amended in February 2003 and the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002 of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated

                                       10
================================================================================
damages in the amount of $12,844. The debenture was originally scheduled to mature on February 28, 2005 and bears interest at an annual rate of 14%. On March 1, 2005 the debenture holder extended the maturity date to August 31, 2005. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

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

As of March 31, 2005 the outstanding principal balance was $155,000, all of which was reflected as a current liability.

NOTE F - NOTES PAYABLE UNRELATED PARTIES

On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in April 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During 2004 the maturity date was extended to July 1, 2005. During the three months ended March 31, 2005 the Company recorded interest expense in connection with this note totaling $11,250, and as of March 31, 2005 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $108,875.

NOTE G - NOTES PAYABLE RELATED PARTIES

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

During the three months ended March 31, 2005 the Company recorded interest expense in connection with these notes totaling $8,354 and paid interest due of $7,573. As of March 31, 2005 and December 31, 2004 the outstanding principal balance was $270,073 and $287,500, respectively, and total interest payable in connection with these loans was $5,460 and $4,679, respectively.

                                       11
================================================================================

NOTE H - EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of basic and diluted earnings
(loss) per common share for the three months ended March 31, 2005:

Basic
Net income (loss)                                          $     20,667
                                                           ============

Basic weighted-average common shares outstanding             23,510,796
                                                           ============

Basic earnings (loss) per common share                     $          0
                                                           ============

Diluted
Net income (loss)                                          $     20,667
                                                           ============

Weighted-average common shares outstanding                   23,510,796
Add:
Exercise of performance warrants                                569,050
Exercise of stock options                                         7,500
                                                           ------------

Diluted weighted-average shares outstanding                  24,087,346
                                                           ============

Diluted earnings (loss) per common share                   $          0
                                                           ============

Stock options, warrants, and shares issuable upon conversion of debt totaling 2,390,000, 628,906, and 6,457,741, respectively at March 31, 2005 have not been included in the calculation of earnings (loss) per share because the exercise price was greater than the average market price of the common shares and therefore, their inclusion would be anti-dilutive. The three months ended March 31, 2004 resulted in a loss and therefore diluted earnings per share are equal to basic earnings per share.

NOTE I  - SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

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

NOTE J - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the three months ended March 31, 2005 the Company recorded consulting fees and related expenses of $45,676 for services provided by a corporation controlled by a stockholder and relative of an officer of the Company.

                                       12
================================================================================

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under a lease, which expires December 31, 2007. Total rental expense for the three months ended March 31, 2005 was approximately $33,359.




Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     --------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of March 31, 2005 and December 31, 2004.

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

                                       13
================================================================================

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Revenues
--------

         Total revenues for the three months ended March 31, 2005 increased by 24% to $801,918 compared to $647,719 for the same period in 2004. The increase in total revenue is primarily due to higher research services revenue in 2005 that has resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community.

Operating Expenses
------------------

         Total operating expenses for the three months ended March 31, 2005 decreased by 18% to $723,670 compared to $885,577 for the same period in 2004. The primary factors resulting in the decrease in operating expenses during the 2005 period were decreases in general and administrative expenses, compensation and benefits, and depreciation and amortization expense, and are discussed in more detail below:

Compensation and Benefits
-------------------------

         Compensation and benefits decreased by 6% in 2005 to $292,384 compared to $310,325 in 2004. This decrease is due primarily to reduced salaries and wages, offset partially by an increase in sales-incentive bonuses and commission expense. Restructuring finance and sales departments resulted in salaries savings of $51,323 compared to 2004. Beginning in 2004, commissions were expensed ratably over the life of the subscription resulting in lower commissions expense during the first quarter of 2004.

                                       14
================================================================================

General and Administrative
--------------------------

         General and administrative expense in the first three months of 2005 decreased 49% to $132,388 from $260,570 for the same period in 2004. Contributing to the decrease in general and administrative expenses in the first three months of 2005 were decreases in legal fees of $11,451, consulting fees of $25,600, investor relations fees of $83,610, and travel and entertainment expenses of $8,835.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense was $53,681 for the three months ended March 31, 2005 compared to $70,401 in the same period during 2004. The decrease is due to certain capitalized computer equipment, software, and software development assets that became fully depreciated later in 2004.

Net Income (Loss)
-----------------

         As a result of the revenue and expense items mentioned above, the Company achieved net income $20,667 in the three months ended March 31, 2005 from a net loss of $356,780 in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Company's 2004 Form 10-KSB, the Company's December 31, 2004 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's historical lack of profitability and negative working capital.

         For the three months ended March 31, 2005 the Company earned net income of $20,667, and as of March 31, 2005 the Company's current liabilities exceeded its current assets by $3,285,356. Management believes that operating results will continue to improve based on expected continuing increases in research services revenues. However, there can be no assurance that expected improvement in operating results will be sufficient to fund operations for the remainder of the 2005 fiscal year, or that efforts to raise additional capital will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

         During the three months ended March 31, 2005 the Company incurred a net increase in cash and cash equivalents of $71,325, as summarized below:

         Net cash provided by operating activities        $   187,272
         Net cash used in investing activities                (26,305)
         Net cash used in financing activities                (89,642)
                                                          -----------
         Net increase in cash and cash equivalents        $    71,325
                                                          ===========

Operating Activities
--------------------

         Net cash provided by operating activities during the three months ended March 31, 2005 totaled $187,272 and occurred as a result of changes in asset and liability accounts that generated net cash in the amount of $112,924. Net income during the period, adjusted for non-cash items, provided cash in the amount of $74,348.

                                       15
================================================================================

Investing Activities
--------------------

         Net cash used in investing activities during the three months ended March 31, 2005 totaled $26,305 and resulted from additions of property and equipment.

Financing Activities
--------------------

         Net cash used in financing activities during the three months ended March 31, 2005 totaled $89,642 and resulted from repayments of convertible debt in the amount of $72,215 and repayments of notes payable to related parties in the amount of $17,427.

Debt Agreements
---------------

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of March 31, 2005 the interest rate on the note was 9.75%.

         Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of March 31, 2005 and December 31, 2004 the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

Convertible Debt
----------------

         On December 17, 2001 the Company issued convertible debentures in the amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until paid in full or converted into shares of the Company's common stock.

         In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At March 31, 2005 the restructured convertible debt principal totaled $1,291,548, all of which is due within one year and is classified as a current liability, and accrued interest payable totaled $191,594.

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

         The debenture matures on December 28, 2005 and bears interest at an annual rate of 14%. The debenture requires fixed monthly payments of principal and interest beginning on March 28, 2003 of $25,000 for the first five (5) months, $50,000 thereafter through November 28, 2005 and a final payment due December 28, 2005 in the amount of $271,100. The outstanding principal balance may be converted into shares of the Company's common stock at the option of the

                                       16
================================================================================
holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 125,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants, which expire December 17, 2006. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants.

         In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of March 31, 2005 the outstanding principal balance was $1,136,548 all of which is due within one year and is classified as a current liability. As of April 28, 2005, all payments due have been paid.

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

         The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. In July 2004, the debenture holder exercised 35,000 warrants via the cashless exercise provision provided in the warrant. As of March 31, 2005 the outstanding principal balance was $155,000, all of which was reflected as a current liability.

Notes Payable
-------------

         On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in April 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During 2004 the maturity date was extended to July 1, 2005. During the three months ended March 31, 2005 the Company recorded interest expense in connection with this note totaling $11,250 and as of March 31, 2005 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $108,875.

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

         During the three months ended March 31, 2005 the Company recorded interest expense in connection with these notes totaling $8,354 and paid

                                       17
================================================================================
interest due of $7,573. As of March 31, 2005 the outstanding principal balance was $270,073 and total interest payable in connection with these loans was $5,460.

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

Item 3.           Controls and Procedures
                  -----------------------

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and other members of the Company's senior management as of the end of the period covered by this Quarterly Report. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

         None

Item 3.           Default Upon Senior Securities
                  ------------------------------

         None

                                       18
================================================================================

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

                                       19
================================================================================

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




                                SAGIENT RESEARCH SYSTEMS, INC.


                                By: /s/ BRIAN M. OVERSTREET
                                    --------------------------------------------
                                    Name: Brian M. Overstreet
                                    Title: President and Chief Executive Officer

Dated: April 28, 2005

                                       20
================================================================================