Form 10QSB
period 2005-06-30
SAGIENT RESEARCH SYSTEMS, INC.
filed 2005-07-27
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended    June 30, 2005
                                                          ---------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                           For the transition period from           to
                                                          ---------    ---------
                           Commission file number    025449
                                                 ------------------------------

                         Sagient Research Systems, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         33-0856651
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3655 Nobel Drive, Suite 540, San Diego, California 92122
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(858) 623-1600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of July 27, 2005, there were 23,510,796 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                         Sagient Research Systems, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                                  June 30, 2005


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets......................................   3

           Consolidated Statements of Operations............................   4

           Consolidated Statements of Cash Flows............................   5

           Notes to Consolidated Financial Statements.......................   6


ITEM 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations...............  13

ITEM 3.    Controls and Procedures..........................................  19

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................  19

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds......  20

ITEM 3.    Defaults Upon Senior Securities..................................  20

ITEM 4.    Submission of Matters to a Vote of Security Holders..............  20

ITEM 5.    Other Information................................................  20

ITEM 6.    Exhibits.........................................................  20

================================================================================

                          Part I Financial Information

Item 1.           Consolidated Financial Statements
                  ---------------------------------


Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                    June 30, 2005      December 31, 2004
                                                                  --------------------------------------
                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $          77,490    $          54,106
Accounts receivable                                                         149,309              133,245
Prepaid research                                                            215,033              233,974
Prepaid commissions                                                          55,716               48,581
Other current assets                                                         31,739                8,276
                                                                  --------------------------------------
   Total current assets                                                     529,287              478,182

Property and equipment, net                                                 233,541              301,374
Other assets                                                                  5,658                3,027
                                                                  --------------------------------------
   Total assets                                                   $         768,486    $         782,583
                                                                  ======================================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                  $          27,965    $         245,047
Accrued interest expense                                                    326,046              280,638
Revolving credit facility                                                   100,000              100,000
Current portion of convertible debt, net                                  1,217,639            1,363,763
Notes payable                                                               300,000              300,000
Notes payable - related parties                                             270,073              287,500
Deferred revenue                                                          1,277,950            1,019,674
Prepaid subscription receipts                                                98,662               79,119
Other current liabilities                                                   117,204              135,657
                                                                  --------------------------------------
   Total current liabilities                                              3,735,539            3,811,398


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
   no shares outstanding                                                         --                   --
Common stock; $.0001 par value, 80,000,000 shares authorized,
   35,277,512 issued, 23,510,796 outstanding at June 30, 2005
   and December 31, 2004                                                      2,394                2,394
Additional paid-in capital                                               29,045,196           29,040,948
Treasury stock, 417,866 common shares at cost                               (58,501)             (58,501)
Accumulated deficit                                                     (31,956,142)         (32,013,656)
                                                                  --------------------------------------
   Total stockholders' equity (deficit)                                  (2,967,053)          (3,028,815)
                                                                  --------------------------------------

   Total liabilities and stockholders' equity (deficit)           $         768,486    $         782,583
                                                                  ======================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ----------------------------    ----------------------------
REVENUES
Research services                                       $    828,777    $    657,123    $  1,629,570    $  1,304,242
Other revenue                                                     --           3,500           1,125           4,100
                                                        ----------------------------    ----------------------------
   Total revenue                                             828,777         660,623       1,630,695       1,308,342
                                                        ----------------------------    ----------------------------

EXPENSES
Compensation and benefits                                    274,587         382,630         566,372         692,955
General and administrative                                   164,543         199,689         297,531         472,259
Product research expenses                                    251,558         211,074         496,776         443,355
Depreciation and amortization                                 50,743          68,167         104,423         138,568
                                                        ----------------------------    ----------------------------
   Total expenses                                            741,431         861,560       1,465,102       1,747,137
                                                        ----------------------------    ----------------------------

Operating income (loss)                                       87,346        (200,937)        165,593        (438,795)

OTHER EXPENSE
Interest and other                                           (50,498)        (50,681)       (108,079)       (108,864)
Loss on joint venture                                             --              --              --         (60,739)
Discount on note receivable                                       --         (25,000)             --         (25,000)
                                                        ----------------------------    ----------------------------
   Total other expense                                       (50,498)        (75,681)       (108,079)       (194,603)
                                                        ----------------------------    ----------------------------


Net income (loss) from continuing operations                  36,848        (276,618)         57,514        (633,398)
                                                        ============================    ============================


Basic earnings (loss) per share                                 0.00           (0.01)           0.00           (0.03)

Basic weighted - average number of shares outstanding     23,510,796      23,083,303      23,510,796      23,012,076
                                                        ============================    ============================

Diluted earnings (loss) per share                               0.00           (0.01)           0.00           (0.03)

Diluted weighted-average shares outstanding               24,079,846      23,083,303      24,079,846      23,012,076
                                                        ============================    ============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Six Months Ended June 30,

                                                               2005            2004
                                                           ----------------------------
Cash flows from operating activities
  Net income (loss)                                        $     57,514    $   (633,398)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    Depreciation and amortization                               103,049         138,568
    Stock and stock options issued for services rendered             --          85,852
    Non cash expense with issuance of warrants                    4,248              --
    Discount on note receivable                                      --          25,000
    Loss on joint venture                                            --          60,739
  Net changes in assets and liabilities
    (Increase) in accounts receivable                           (16,064)            (94)
    (Increase) decrease in prepaid research                      18,941         (13,758)
    (Increase) in other current assets                          (30,598)        (56,518)
    (Increase) decrease in other assets                          (2,631)            945
    Increase (decrease) in accounts payable                    (217,082)         39,594
    Increase in accrued liabilities                              46,499          34,161
    Increase in deferred revenue                                258,276         199,421
                                                           ----------------------------
  Net cash provided by (used in) operating activities           222,152        (119,488)

Cash flows from investing activities

  Additions to property and equipment                           (35,217)        (19,218)
  Proceeds from note receivable                                      --         162,500
                                                           ----------------------------
  Net cash provided by (used in) investing activities           (35,217)        143,282

Cash flows from financing activities

  Net proceeds from issuance of note payable                    (17,427)         35,000
  Proceeds from exercise of stock options                            --           1,250
  Repayment of notes and convertible debt                      (146,124)       (105,228)
                                                           ----------------------------

  Net cash used in financing activities                        (163,551)        (68,978)
                                                           ----------------------------

  Net increase (decrease) in cash and cash equivalents           23,384         (45,184)

Cash and cash equivalents, beginning of period                   54,106          54,348
                                                           ----------------------------

Cash and cash equivalents, end of period                   $     77,490    $      9,164
                                                           ============================

Supplemental disclosures of cash flow information

  Interest paid                                            $     87,887    $     55,622
                                                           ============================

  Taxes paid                                               $      2,787    $      1,600
                                                           ============================

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

The Company and its management believe that the independent institutional research market is a viable area to compete, and consistently achieve profitability. However, the Company's ability to

================================================================================
continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to succeed in its efforts to raise additional capital. Management believes its anticipated cash flow from operations could be adequate to fund its operating requirements and contractual commitments, however, there can be no assurances that the Company will not require additional financing, or whether additional financing will be available to the Company on acceptable terms, or at all.

For the three months ended June 30, 2005 the Company earned a net profit from continuing operations of $36,848 and as of June 30, 2005 the Company's current liabilities exceeded its current assets by $3,206,252. Although this represents an improvement relative to respective year to date losses during 2004, these factors among others indicate that the Company may be unable to continue as a going concern.

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

During the quarter ended June 30, 2005 the Company did not issue any options to employees to purchase shares of its common stock, and options to purchase 7,500 shares were forfeited and cancelled. As of June 30, 2005 options to purchase 2,390,000 shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for option grants during the second quarters of 2005 and 2004, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.12%, expected lives of five years, and expected volatility of 46% to 141%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and six months ended June 30, 2005 and 2004 would have been as follows:

                                                         For the Three Months            For the Six Months
                                                             Ended June 30,                 Ended June 30,
                                                           2005         2004              2005          2004
                                                     ----------------------------   ----------------------------
Net income (loss) as reported                              36,848       (276,618)         57,514        (633,398)
   SFAS No. 123 effect                                         --       (137,564)           (169)       (261,713)
                                                     ----------------------------   ----------------------------

   Pro forma net income (loss)                             36,848       (414,182)         57,345        (895,111)

Income (loss) per share as reported
    Basic                                                    0.00          (0.01)           0.00           (0.03)
    Diluted                                                  0.00          (0.01)           0.00           (0.03)

Proforma
    Basic                                                    0.00          (0.02)           0.00           (0.04)
    Diluted                                                  0.00          (0.02)           0.00           (0.04)

Basic weighted average common shares outstanding       23,510,796     23,083,303      23,510,796      23,012,076
                                                     ===========================================================

Diluted weighted average common shares outstanding     24,079,846     23,083,303      24,079,846      23,012,076
                                                     ===========================================================

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


NOTE C -PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                              June 30, 2005    December 31, 2004
                                              -------------------------------
Computer equipment and software               $  1,407,692       $  1,372,476
Furniture and fixtures                              37,797             37,797
Office equipment                                    76,248             76,248
                                              -------------------------------
                                                 1,521,737          1,486,521
Less accumulated depreciation                   (1,288,196)        (1,185,147)
                                              -------------------------------
                                              $    233,541       $    301,374
                                              ===============================

Depreciation and amortization expense was $50,743 and $68,167 for the three months ended June 30, 2005 and 2004, respectively.

================================================================================

NOTE D - REVOLVING LINE OF CREDIT

On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of June 30, 2005 the interest rate on the note was 10.75%.

Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of June 30, 2005 and December 31, 2004 the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

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

In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At June 30, 2005 and December 31, 2004, the restructured convertible debt principal totaled $1,217,639 and $1,363,763, respectively, all of which is due within one year and is classified as a current liability.

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

In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of June 30, 2005, the outstanding principal balance was $1,062,639 all of which was reflected as a current liability. As of July 27, 2005, all payments due have been paid.

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

As of June 30, 2005 the outstanding principal balance was $155,000, all of which was reflected as a current liability.

NOTE F - NOTES PAYABLE UNRELATED PARTIES

On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in April 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During 2005 the maturity date was extended to January 1, 2006. During the three months ended June 30, 2005 the Company recorded interest expense in connection with this note totaling $11,250, and as of June 30, 2005 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $120,125.

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

During the three months ended June 30, 2005, the Company recorded interest expense in connection with these notes totaling $8129 and paid interest due of $10,901. As of June 30, 2005 and December 31, 2004 the outstanding principal balance was $270,073 and $287,500, respectively, and total interest payable in connection with these loans was $2,689 and $4,679, respectively.

================================================================================

NOTE H - EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of basic and diluted earnings
(loss) per common share for the three months ended June 30, 2005:

          Basic

          Net income (loss)                                         $     36,848
                                                                    ============

          Basic weighted-average common shares outstanding            23,510,796
                                                                    ============

          Basic earnings (loss) per common share                    $          0
                                                                    ============

          Diluted

          Net income (loss)                                         $     36,848
                                                                    ============

          Weighted-average common shares outstanding                  23,510,796
          Add:
          Exercise of performance warrants                               569,050
          Exercise of stock options                                           --
                                                                    ------------

          Diluted weighted-average shares outstanding                 24,079,846
                                                                    ============

          Diluted earnings (loss) per common share                  $          0
                                                                    ============

Stock options, warrants, and shares issuable upon conversion of debt totaling 2,390,000, 1,028,906, and 6,088,195 respectively at June 30, 2005 have not been included in the calculation of earnings (loss) per share because the exercise price was greater than the average market price of the common shares and therefore, their inclusion would be anti-dilutive. The three months ended June 30, 2004 resulted in a loss and therefore diluted earnings per share are equal to basic earnings per share.

NOTE I  - SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

In June 2005 a warrant to purchase 400,000 shares of the Company's stock at an exercise price of $0.07 was issued in connection with an agreement by the warrantholder to provide services to the Company during the term of April 1, 2005 to December 31, 2005. The Company determined the fair market value of the warrant using a Black-Scholes valuation model. The warrants were valued at $12,745 and the expense will be amortized to expense over the term of the agreement.

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

================================================================================

NOTE J - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the three months ended June 30, 2005, the Company recorded consulting fees and related expenses of $47,660 for services provided by a corporation controlled by a stockholder, who is also a relative of an officer/stockholder of the Company.


NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company's commitment and contingencies include claims and litigation in the normal course of business. In the opinion of management, there are no matters pending or threatened that are expected to have a material adverse effect on the Company's results of operations and financial position.

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under an operating lease, which expires December 31, 2007. The company also leases certain office equipment under operating leases. The approximate future minimum annual rental payments under operating leases are as follows:

                    2005                $  68,827.00
                    2006                $ 141,890.00
                    2007                $ 146,125.00
                                        ------------

                   Total                $ 356,842.00
                                        ============

Total rental expense for the six months ended June 30, 2005 and 2004 was approximately $66,371 and $69,259, respectively.


Item 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   --------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of June 30, 2005 and December 31, 2004.

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

================================================================================

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

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Revenues
--------

         Total revenues for the three months ended June 30, 2005 increased by 26% to $828,777 compared to $657,123 for the same three month period in 2004. The increase in total revenue was primarily due to higher research services revenue in 2005 that had resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community.

================================================================================

Operating Expenses
------------------

         Total operating expenses for the three months ended June 30, 2005 decreased by 14% to $741,431 compared to $861,560 for the same three month period in 2004. The primary factors resulting in the decrease in operating expenses during the 2005 period were decreases in general and administrative expenses, compensation and benefits, and depreciation and amortization expense, and are discussed in more detail below:

Compensation and Benefits
-------------------------

         Compensation and benefits for the three months ended June 30, 2005 decreased 28% to $274,587 compared to $382,630 in 2004. This decrease was due primarily to reduced salaries and wages, offset partially by an increase in sales-incentive bonuses and commission expense. Beginning in 2004, commissions were expensed ratably over the life of the subscription resulting in lower commissions expense during the second quarter of 2004.

General and Administrative
--------------------------

         General and administrative expense for the three months ended June 30, 2005 decreased 17% to $164,543 from $199,689 for the same three month period in 2004. Contributing to the decrease in general and administrative expenses in the three months ended June 30, 2005 were decreases in legal fees of $5,481, investor relations fees of $17,263, and travel and entertainment expenses of $10,875.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense were $50,743 for the three months ended June 30, 2005 compared to $68,167 for the same three month period during 2004. The decrease was due to certain capitalized computer equipment, software, and software development assets that became fully depreciated later in 2004.

Net Income (Loss)
-----------------

         As a result of the revenue and expense items mentioned above, the Company achieved net income of $36,848 for the three months ended June 30, 2005 from a net loss of $276,618 in the same period a year ago.


Six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Revenues
--------

         Total revenues for the six months ended June 30, 2005 increased by 25% to $1,629,570 compared to $1,304,242 for the same six month period in 2004. The increase in total revenue was primarily due to higher research services revenue in 2005 that had resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community.

Operating Expenses
------------------

         Total operating expenses for the six months ended June 30, 2005 decreased by 16% to $1,465,102 compared to $1,747,137 for the same six month period in 2004. The primary factors resulting in the change in operating expenses during the 2005 period were decreases in general and administrative expenses, compensation and benefits, and depreciation and amortization expense, and are discussed in more detail below:

================================================================================

Compensation and Benefits
-------------------------

         Compensation and benefits for the six months ended June 30, 2005 decreased 18% to $566,372 compared to $692,955 for the same six month period in 2004. This decrease was due primarily to reduced salaries and wages, offset partially by increased sales-incentive bonuses and commission expense. Beginning in 2004, commissions were expensed ratably over the life of the subscription resulting in lower commissions expense during the first two quarters of 2004.

General and Administrative
--------------------------

         General and administrative expense for the six months ended June 30, 2005 decreased 37% to $297,531 from $472,259 for the same six month period in 2004. Contributing to the decrease in general and administrative expenses in the six months ending June 30, 2005 were decreased legal fees of $16,096, consulting fees of $25,600, investor relations fees of $99,890, and travel and entertainment expenses of $24,682.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense were $104,423 for the six months ended June 30, 2005 compared to $138,568 for the same six month period in 2004. The decrease was due to certain capitalized computer equipment, software, and software development assets that became fully depreciated later in 2004.

Net Income (Loss)
-----------------

         As a result of the revenue and expense items mentioned above, the Company achieved net income $57,514 for the six months ended June 30, 2005 from a net loss of $633,398 for the same six month period a year ago.


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

         For the six months ended June 30, 2005, the Company earned net income of $57,514, and as of June 30, 2005 the Company's current liabilities exceeded its current assets by $3,206,252. Management believes that operating results will continue to improve based on expected continuing increases in research services revenues. However, there can be no assurance that expected improvement in operating results will be sufficient to fund operations for the remainder of the 2005 fiscal year, or that efforts to raise additional capital will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

         During the six months ended June 30, 2005, the Company incurred a net increase in cash and cash equivalents of $23,384, as summarized below:

         Net cash provided by operating activities        $   222,152
         Net cash used in investing activities                (35,217)
         Net cash used in financing activities               (163,551)
                                                          -----------
         Net increase in cash and cash equivalents        $    23,384
                                                          ===========

================================================================================

Operating Activities
--------------------

         Net cash provided by operating activities during the six months ended June 30, 2005 totaled $222,152 and occurred as a result of changes in asset and liability accounts that generated net cash in the amount of $57,340. Net income during the period, adjusted for non-cash items, provided cash in the amount of $164,812.

Investing Activities
--------------------

         Net cash used in investing activities during the six months ended June 30, 2005 totaled $35,217 and resulted from additions of property and equipment.

Financing Activities
--------------------

         Net cash used in financing activities during the six months ended June 30, 2005 totaled $163,551 and resulted from repayments of convertible debt in the amount of $146,124 and repayments of notes payable to related parties in the amount of $17,427.

Debt Agreements
---------------

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of June 30, 2005, the interest rate on the note was 10.75%.

         Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of June 30, 2005 and December 31, 2004 the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

Convertible Debt
----------------

         On December 17, 2001 the Company issued convertible debentures in the amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until paid in full or converted into shares of the Company's common stock.

         In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At June 30, 2005, the restructured convertible debt principal totaled $1,217,639 all of which is due within one year and is classified as a current liability.

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

================================================================================

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

In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of June 30, 2005 the outstanding principal balance was $1,062,639 all of which was reflected as a current liability. As of July 28, 2005, all payments due have been paid.

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

         The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. In July 2004, the debenture holder exercised 35,000 warrants via the cashless exercise provision provided in the warrant. As of June 30, 2005, the outstanding principal balance was $155,000, all of which was reflected as a current liability.

Notes Payable
-------------

On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in April 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During 2005 the maturity date was extended to January 1, 2006. During the three months ended June 30, 2005 the Company recorded interest expense in connection with this note totaling $11,250, and as of June 30, 2005 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $120,125.

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

================================================================================

         During the three months ended June 30, 2005, the Company recorded interest expense in connection with these notes totaling $8129 and paid interest due of $10,901. As of June 30, 2005 the outstanding principal balance was $270,073, and total interest payable in connection with these loans was $2,689.

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

Item 3.           Controls and Procedures
                  -----------------------

       An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and other members of the Company's senior management as of the end of the period covered by this Quarterly Report. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

================================================================================

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

         On June 23, 2005, the Company entered into a consulting agreement with an institutional investment firm ("Investment Firm") pursuant to which the Investment Firm will provide the Company with consulting and advisory services pertaining to the Company's PlacementTracker Portfolio Valuation module during the term of April 1, 2005 to December 31, 2006. As compensation for their services for the period of April 1, 2005 to December 1, 2005, the Company issued to the Investment Firm a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $0.07 per share and an expiration date of June 23, 2010. The Investment Firm is entitled to "piggy-back" registration of the shares underlying the warrant. In addition, the Company may issue to only the Investment Firm additional warrants on each of December 31, 2005 and December 31, 2006 only if certain PlacementTracker Portfolio Valuation module revenue targets are met.

Item 3.           Default Upon Senior Securities
                  ------------------------------

         None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         On May 19, 2005 the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 14,542,911 votes in favor of his election (representing 61.86% of the shares outstanding): Brian M. Overstreet, Robert F. Kyle, and William J. Jackson, and 0 votes were withheld.

         (b) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Peterson & Co., LLP as independent accountants of the Company was approved by the stockholders of the Company 14,542,911 votes in favor of the proposal (representing 61.86% of the shares outstanding), 0 votes against the proposal and 0 votes abstaining from voting on the proposal.

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




                                    SAGIENT RESEARCH SYSTEMS, INC.


                                    By: /s/ BRIAN M. OVERSTREET
                                        ----------------------------------------
                                    Name: Brian M. Overstreet
                                    Title: President and Chief Executive Officer

Dated: July 27, 2005

================================================================================