Form 10QSB
period 2005-09-30
SAGIENT RESEARCH SYSTEMS, INC.
filed 2005-10-17
CIK 1065191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended   September 30, 2005
                                                          ---------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of October 17, 2005, there were 23,585,796 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                         Sagient Research Systems, Inc.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               September 30, 2005


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets...................................    3

           Consolidated Statements of Operations.........................    4

           Consolidated Statements of Cash Flows.........................    5

           Notes to Consolidated Financial Statements....................    6


ITEM 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations............   14

ITEM 3.    Controls and Procedures ......................................   20

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.............................................   21

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds...   21

ITEM 3.    Defaults Upon Senior Securities...............................   21

ITEM 4.    Submission of Matters to a Vote of Security Holders...........   21

ITEM 5.    Other Information.............................................   21

ITEM 6.    Exhibits......................................................   21

================================================================================

                          Part I Financial Information

Item 1.           Consolidated Financial Statements
                  ---------------------------------

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                   September 30, 2005    December 31, 2004
                                                                   ----------------------------------------
                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $           54,226    $           54,106
Accounts receivable                                                            37,010               133,245
Prepaid research                                                              201,133               233,974
Prepaid commissions                                                           113,693                48,581
Other current assets                                                           37,650                 8,276
                                                                   ----------------------------------------
 Total current assets                                                         443,712               478,182

Property and equipment, net                                                   219,549               301,374
Other assets                                                                    7,605                 3,027
Convertible notes receivable                                                   35,811                    --
Investment in detachable warrants                                              54,189                    --
                                                                   ----------------------------------------
 Total assets                                                      $          760,866    $          782,583
                                                                   ========================================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                   $           25,979    $          245,047
Accrued interest expense                                                      334,618               280,638
Revolving credit facility                                                     100,000               100,000
Current portion of convertible debt, net                                    1,103,510             1,363,763
Notes payable                                                                 300,000               300,000
Notes payable - related parties                                               270,073               287,500
Deferred revenue                                                            1,241,443             1,019,674
Prepaid subscription receipts                                                  61,829                79,119
Other current liabilities                                                     177,134               135,657
                                                                   ----------------------------------------
 Total current liabilities                                         $        3,614,586             3,811,398


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
 no shares outstanding                                                             --                    --
Common stock; $.0001 par value, 80,000,000 shares authorized,
 35,277,512 issued, 23,510,796 outstanding at September 30, 2005
and December 31, 2004                                                           2,394                 2,394
Additional paid-in capital                                                 29,049,444            29,040,948
Treasury stock, 417,866 common shares at cost                                 (58,501)              (58,501)
Accumulated deficit                                                       (31,847,057)          (32,013,656)
                                                                   ----------------------------------------
 Total stockholders' equity (deficit)                                      (2,853,720)           (3,028,815)
                                                                   ----------------------------------------

 Total liabilities and stockholders' equity (deficit)              $          760,866    $          782,583
                                                                   ========================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                               Three Months Ended September 30      Nine Months Ended September 30,
                                                     2005              2004              2005              2004
                                               --------------------------------    --------------------------------
REVENUES
Research services                              $      864,167    $      688,594    $    2,494,862    $    1,992,836
Other revenue                                              --               975                --             5,075
                                               --------------------------------    --------------------------------
 Total revenue                                        864,167           689,569         2,494,862         1,997,911
                                               --------------------------------    --------------------------------

EXPENSES
Compensation and benefits                             259,466           328,950           825,838         1,021,905
General and administrative                            167,837           158,515           465,367           606,774
Product research expenses                             251,917           241,087           748,693           708,442
Depreciation and amortization                          29,334            56,025           133,757           194,593
                                               --------------------------------    --------------------------------
 Total expenses                                       708,554           784,577         2,173,655         2,531,714
                                               --------------------------------    --------------------------------

Operating income (loss)                               155,613           (95,008)          321,207          (533,803)

OTHER EXPENSE
Interest and other                                    (46,529)          (62,554)         (154,608)         (171,418)
Loss on joint venture                                      --                --                --           (60,739)
Discount on note receivable                                --                --                --           (25,000)
                                               --------------------------------    --------------------------------
 Total other expense                                  (46,529)          (62,554)         (154,608)         (257,157)
                                               --------------------------------    --------------------------------


Net income (loss) from continuing operations   $      109,084    $     (157,562)   $      166,599    $     (790,960)
                                               ================================    ================================

Basic earnings (loss) per share                $         0.00    $        (0.01)   $         0.01    $        (0.03)

Basic weighted - average number of shares
  outstanding                                      23,510,796        23,103,559        23,510,796        23,042,906
                                               ================================    ================================

Diluted earnings (loss) per share              $         0.00    $        (0.01)   $         0.01    $        (0.03)

Diluted weighted-average shares outstanding
                                                   24,079,846        23,103,559        24,079,846        23,042,906
                                               ================================    ================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

================================================================================

Sagient Research Systems, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended September 30,
                                                                 2005           2004
                                                            ----------------------------
Cash flows from operating activities
  Net income (loss)                                         $    166,599    $   (790,960)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    Depreciation and amortization                                132,383         194,593
    Stock, stock options and warrants issued for services          8,496          85,852
    Discount on note receivable                                       --          25,000
    Loss on joint venture                                             --          60,739
  Net changes in assets and liabilities
    (Increase) decrease in accounts receivable                    96,235         (26,205)
    (Increase) decrease in prepaid research                       32,841         (30,354)
    (Increase) in other current assets                           (94,485)        (81,778)
    (Increase) in long term assets                               (90,000)             --
    (Increase) decrease in other assets                           (4,578)            765
    Increase (decrease) in accounts payable                     (219,068)         16,004
    Increase in accrued liabilities                               78,168         157,931
    Increase in deferred revenue/prepaid receipts                221,767         298,805
                                                            ----------------------------
  Net cash provided by (used in) operating activities            328,358         (89,609)

Cash flows from investing activities
  Additions to property and equipment                            (50,559)        (38,342)
  Proceeds from note receivable                                                  162,500
                                                            ----------------------------
  Net cash provided by (used in) investing activities            (50,559)        124,158

Cash flows from financing activities
  Net proceeds from issuance of note payable                          --         100,000
  Repayment of notes payable related party                       (17,427)             --
  Proceeds from exercise of stock options                             --           1,250
  Repayment of notes and convertible debt                       (260,252)       (105,229)
                                                            ----------------------------

  Net cash used in financing activities                         (277,679)         (3,979)
                                                            ----------------------------


  Net increase (decrease) in cash and cash equivalents               120          30,570


Cash and cash equivalents, beginning of period                    54,106          54,348
                                                            ----------------------------

Cash and cash equivalents, end of period                    $     54,226    $     84,918
                                                            ============================

Supplemental disclosures of cash flow information

  Interest paid                                             $    139,953    $     71,049
                                                            ============================
  Taxes paid                                                $      4,295    $      2,500
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

The consolidated financial statements for the 2005 interim periods include the accounts of the Company and its wholly owned broker-dealer subsidiary, DP Securities, Inc. d/b/a Sagient Securities ("DPS" or "SS"). All material inter-company accounts and transactions have been eliminated in consolidation.

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

The Company and its management believe that the independent institutional research market is a viable area to compete, and consistently achieve profitability. However, the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to succeed in its efforts to raise additional capital. Management

================================================================================
believes its anticipated cash flow from operations could be adequate to fund its operating requirements and contractual commitments, however, there can be no assurances that the Company will not require additional financing, or whether additional financing will be available to the Company on acceptable terms, or at all.

For the nine months ended September 30, 2005 the Company earned a net profit from continuing operations of $166,599 and as of September 30, 2005 the Company's current liabilities exceeded its current assets by $3,170,874. Although this represents an improvement relative to respective year to date losses during 2004, these factors among others indicate that the Company may be unable to continue as a going concern.

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

================================================================================

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

During the quarter ended September 30, 2005 the Company did not issue any options to employees to purchase shares of its common stock, and options to purchase 60,000 shares were forfeited and cancelled. As of September 30, 2005 options to purchase 2,330,000 shares of the Company's common stock were outstanding pursuant to the 2001 Plan.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for option grants during the third quarters of 2005 and 2004, the following assumptions were used: dividend yield of zero percent, risk-free interest rates ranging from 2.79% to 3.12%, expected lives of five years, and expected volatility of 46% to 141%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and nine months ended September 30, 2005 and 2004 would have been as follows:

                                                         For the Three Months            For the Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          2005           2004            2005           2004
                                                     ---------------------------    ---------------------------
Net income (loss) as reported                        $    109,084   $   (157,562)   $    166,599   $   (790,960)
   SFAS No. 123 effect                                          0       (128,502)              0       (390,216)
                                                     ---------------------------    ---------------------------

   Pro forma net income (loss)                       $    109,084   $   (286,064)   $    166,599   $ (1,181,176)

Income (loss) per share as reported
    Basic                                            $       0.00   $      (0.01)   $       0.01   $      (0.03)
    Diluted                                                  0.00          (0.01)           0.01          (0.03)

Proforma
    Basic                                            $       0.00   $      (0.01)   $       0.01   $      (0.05)
    Diluted                                                  0.00          (0.01)           0.01          (0.05)

Basic weighted average common shares outstanding       23,510,796     23,103,559      23,510,796     23,042,906
                                                     ==========================================================

Diluted weighted average common shares outstanding     24,079,846     23,103,559      24,079,846     23,042,906
                                                     ==========================================================

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

Note Receivable and Investment In Detachable Warrants
-----------------------------------------------------

In September 2005, the Company received a convertible note with a face amount of $90,000 and 55,115 detachable purchase warrants in lieu of $90,000 in cash compensation for research services. The Company determined the value of the detachable purchase warrants using a Black-Scholes calculation and allocated the $90,000 asset between Note Receivables and Investment in Detachable Warrants. The difference between the face amount of the convertible note and the allocation amount recorded in Note Receivables will be amortized over the two year term of the Convertible Note and the incremental gain will be recorded as interest income.


NOTE C -PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                      September 30, 2005     December 31, 2004
                                      ----------------------------------------
Computer equipment and software       $        1,423,034    $        1,372,476
Furniture and fixtures                            37,797                37,797
Office equipment                                  76,248                76,248
                                      ----------------------------------------
                                               1,537,079             1,486,521
Less accumulated depreciation                 (1,317,530)           (1,185,147)
                                      ----------------------------------------
                                      $          219,549    $          301,374
                                      ========================================

================================================================================

Depreciation and amortization expense was $132,383 and $194,593 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE D - NOTE RECEIVABLE AND INVESTMENT IN DETACHABLE WARRANTS

In September 2005, the Company entered into a research services contract with ERF Wireless, Inc. ("ERF") pursuant to which the Company will provide to ERF a one year subscription to the Company's PlacementTracker service and the Company will perform custom research to assist ERF in its fundraising efforts. ERF agreed to pay the Company $90,000. Of this amount, $30,000 was allocated as custom report revenue and was included in revenue for the three months ended September 30, 2005 and $60,000 was allocated as subscription revenue and will be recognized ratably over the contractual period. In lieu of paying cash, the Company agreed to be paid in securities of ERF. On September 13, 2005, ERF issued to the Company a convertible note with a face value of $90,000 and 55,115 detachable purchase warrants.

Using a Black Scholes model, the Company determined a value for the Detachable Purchase Warrants and allocated the $90,000 asset proportionally between the Convertible Note and the Detachable Purchase Warrants. The difference between the face amount of the Convertible Note and the allocation amount recorded in Note Receivables will be amortized over the two year term of the Convertible Note and the incremental gain will be recorded as interest income.

The following is a summary of the primary terms of the securities:

Convertible Note

The Convertible Note has a face value of $90,000 and is convertible into ERF common stock at any time during the term. The term is 24 months and the Note bears interest at a rate of 6% per annum. Interest is payable in cash or, at ERF's option in share's of ERF common stock. The conversion price is initially fixed at $3.50 per share, but may be adjusted down if ERF's common stock falls below $3.50 per share, subject to a minimum of $1.50 during the first 6 months following the effectiveness date of the registration date covering the securities underlying the Convertible Note.

Detachable Purchase Warrants

The Company received 55,115 warrants to purchase ERF's common stock at a price of $3.57 per share. The warrants have a term of 5 years.

NOTE E - REVOLVING LINE OF CREDIT

On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of September 30, 2005 the interest rate on the note was 10.75%.

Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of September 30, 2005 and December 31, 2004 the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

================================================================================

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

In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At September 30, 2005 and December 31, 2004, the restructured convertible debt principal totaled $1,103,510 and $1,363,763, respectively, all of which is due within one year and is classified as a current liability.

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

In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of September 30, 2005 and December 31, 2004, the outstanding principal balance was $948,510 and $1,208,762, respectively, all of which was reflected as a current liability. As of August 28, 2005, all payments due have been paid.

$350,000 Original Principal Amount Note
---------------------------------------

The original debenture was amended in February 2003 and the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002 of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture was originally scheduled to mature on February 28, 2005 and bears interest at an annual rate of 14%. On March 1, 2005 the debenture holder extended the maturity date to August 31, 2005. On September 21, 2005 the debenture holder extended the maturity date to March 31, 2006. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

================================================================================

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

As of September 30, 2005 and December 31, 2004, the outstanding principal balance was $155,000, all of which was reflected as a current liability.

NOTE G - NOTES PAYABLE UNRELATED PARTIES

On November 22, 2001 the Company borrowed $300,000 from an unrelated party. In connection with the loan, the Company issued a note to the lender, which is unsecured, bears interest at 15% per annum and was originally due in April 2002. In addition, the Company issued 150,000 detachable warrants to the lender for 150,000 shares of the Company's common stock at an exercise price of $2.30 per share. The warrants are exercisable at the option of the holder and expire in November 2006. During 2005 the maturity date was extended to January 1, 2006. During the three months ended September 30, 2005 the Company recorded interest expense in connection with this note totaling $11,250, and as of September 30, 2005 and December 31, 2004, the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $131,375 and $97,625, respectively.

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

During the three months ended September 30, 2005, the Company recorded interest expense in connection with these notes totaling $8,088 and paid interest due of $8,088. As of September 30, 2005 and December 31, 2004 the outstanding principal balance was $270,073 and $287,500, respectively, and total interest payable in connection with these loans was $2,689 and $4,679, respectively.

NOTE I - EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of basic and diluted earnings
(loss) per common share for the three months and nine months ended September 30, 2005:

================================================================================

                                                     For the Three Months        For the Nine Months
                                                   Ended September 30, 2005   Ended September 30, 2005
                                                   ------------------------   ------------------------
Basic
Net income (loss)                                  $                109,085   $                166,599
                                                   ========================   ========================

Basic weighted-average common shares outstanding                 23,510,796                 23,510,796
                                                   ========================   ========================

Basic earnings (loss) per common share             $                   0.00   $                   0.01
                                                   ========================   ========================

Diluted
Net income (loss)                                  $                109,085   $                166,599
                                                   ========================   ========================

Weighted-average common shares outstanding                       23,510,796                 23,510,796
Add:
Exercise of performance warrants                                    569,050                    569,050
Exercise of stock options                                                --                         --
                                                   ------------------------   ------------------------

Diluted weighted-average shares outstanding                      24,079,846                 24,079,846
                                                   ========================   ========================

Diluted earnings (loss) per common share           $                   0.00   $                   0.01
                                                   ========================   ========================

Stock options, warrants, and shares issuable upon conversion of debt totaling 2,330,000, 1,028,906, and 5,517,551 respectively at September 30, 2005 have not been included in the calculation of earnings (loss) per share because the exercise price was greater than the average market price of the common shares and therefore, their inclusion would be anti-dilutive. The three months ended September 30, 2004 resulted in a loss and therefore diluted earnings per share are equal to basic earnings per share.

NOTE J  - SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

In June 2005 a warrant to purchase 400,000 shares of the Company's stock at an exercise price of $0.07 was issued in connection with an agreement by the warrantholder to provide services to the Company during the term of April 1, 2005 to December 31, 2005. The company determined the value of the warrant using a Black - Scholes valuation model. The warrants were valued at $12,745 and the expense will be amortized over the term of the agreement.

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

================================================================================

NOTE K - RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

During the three months ended September 30, 2005, the Company recorded consulting fees and related expenses of $45,617 for services provided by a corporation controlled by a stockholder, who is also a relative of an officer/stockholder of the Company.


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

Operating Leases
----------------

The Company leases approximately 4,400 square feet of office space in San Diego, California under an operating lease, which expires December 31, 2007. The company also leases certain office equipment under operating leases. The approximate future minimum annual rental payments under operating leases are as follows:

                    2005                $   34,413
                    2006                   141,890
                    2007                   146,125
                                        ----------

                   Total                $  322,428
                                        ==========


Total rental expense for the three months and nine months ended September 30, 2005 and 2004 was $34,441 and $34,936, respectively and $100,812 and $104,195, respectively.


Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     --------------------------------------------------------------------------

         The following discussion should be read in conjunction with the financial statements and notes thereto of the Company. Such financial statements and information have been prepared to reflect the Company's financial position as of September 30, 2005 and December 31, 2004.

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

================================================================================

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Revenues
--------

         Total revenues for the three months ended September 30, 2005 increased by 25% to $864,167 compared to $689,569 for the same three month period in 2004. The increase in total revenue was primarily due to higher research services revenue in 2005 that had resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community.

Operating Expenses
------------------

         Total operating expenses for the three months ended September 30, 2005 decreased by 10% to $708,554 compared to $784,577 for the same three month period in 2004. The primary factors resulting in the decrease in operating expenses during the 2005 period were decreases in general and administrative expenses, compensation and benefits, and depreciation and amortization expense, and are discussed in more detail below:

Compensation and Benefits
-------------------------

         Compensation and benefits for the three months ended September 30, 2005 decreased 21% to $259,466 compared to $328,950 for the same three month period in 2004. This decrease was due primarily to reduced salaries and wages, offset partially by an increase in sales-incentive bonuses and commission expense. Beginning in 2004, commissions were expensed ratably over the life of the subscription resulting in lower commissions expense during the second quarter of 2004.

General and Administrative
--------------------------

         General and administrative expense for the three months ended September 30, 2005 increased 6% to $167,837 compared to $158,515 for the same three month period in 2004. Contributing to the increase in general and administrative expenses in the three months ended September 30, 2005 were increases in legal fees of $20,446 and investor relations fees of $5,965.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense were $29,334 for the three months ended September 30, 2005 compared to $56,025 for the same three month period during 2004. The decrease was due to certain capitalized computer equipment, software, and software development assets that became fully depreciated later in 2004.

Net Income (Loss)
-----------------

         As a result of the revenue and expense items mentioned above, the Company achieved net income of $109,084 for the three months ended September 30, 2005 from a net loss of $157,562 in the same three month period a year ago.


Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Revenues
--------

         Total revenues for the nine months ended September 30, 2005 increased by 25% to $2,494,862 compared to $1,992,836 for the same nine month period in 2004. The increase in total revenue was primarily due to higher research services revenue in 2005 that had resulted from increased sales and marketing efforts and greater awareness of our research product services in the institutional investment community.

================================================================================

Operating Expenses
------------------

         Total operating expenses for the nine months ended September 30, 2005 decreased by 14% to $2,173,655 compared to $2,531,714 for the same nine month period in 2004. The primary factors resulting in the change in operating expenses during the 2005 period were decreases in general and administrative expenses, compensation and benefits, and depreciation and amortization expense, and are discussed in more detail below:

Compensation and Benefits
-------------------------

         Compensation and benefits for the nine months ended September 30, 2005 decreased 19% to $825,838 compared to $1,021,905 for the same nine month period in 2004. This decrease was due primarily to reduced salaries and wages, offset partially by increased sales-incentive bonuses and commission expense. Beginning in 2004, commissions were expensed ratably over the life of the subscription resulting in lower commissions expense during the first two quarters of 2004.

General and Administrative
--------------------------

         General and administrative expense for the nine months ended September 30, 2005 decreased 23% to $465,367 from $606,774 for the same nine month period in 2004. Contributing to the decrease in general and administrative expenses in the nine months ended September 30, 2005 were decreased consulting fees of $25,600, investor relations fees of $107,587, and travel and entertainment expenses of $7,249.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense were $132,383 for the nine months ended September 30, 2005 compared to $194,593 for the same nine month period in 2004. The decrease was due to certain capitalized computer equipment, software, and software development assets that became fully depreciated later in 2004.

Net Income (Loss)
-----------------

         As a result of the revenue and expense items mentioned above, the Company achieved net income $166,599 for the nine months ended September 30, 2005 from a net loss of $790,960 for the same nine month period a year ago.


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

         For the nine months ended September 30, 2005, the Company earned net income of $166,599, and as of September 30, 2005 the Company's current liabilities exceeded its current assets by $3,170,874. Management believes that operating results will continue to improve based on expected continuing increases in research services revenues. However, there can be no assurance that expected improvement in operating results will be sufficient to fund operations for the remainder of the 2005 fiscal year, or that efforts to raise additional capital will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans, and it may not be able to stay in business.

         During the nine months ended September 30, 2005, the Company incurred a net increase in cash and cash equivalents of $120, as summarized below:

================================================================================

         Net cash provided by operating activities        $   328,358
         Net cash used in investing activities                (50,559)
         Net cash used in financing activities               (277,679)
                                                          -----------
         Net increase in cash and cash equivalents        $       120
                                                          ===========

Operating Activities
--------------------

         Net cash provided by operating activities during the nine months ended September 30, 2005 totaled $328,358 and occurred as a result of changes in asset and liability accounts that generated net cash in the amount of $20,880. Net income during the period, adjusted for non-cash items, provided cash in the amount of $307,478.

Investing Activities
--------------------

         Net cash used in investing activities during the nine months ended September 30, 2005 totaled $50,559 and resulted from additions of property and equipment.

Financing Activities
--------------------

         Net cash used in financing activities during the nine months ended September 30, 2005 totaled $277,679 and resulted from repayments of convertible debt in the amount of $260,252 and repayments of notes payable to related parties in the amount of $17,427.

Debt Agreements
---------------

Credit Facility-Bank of America
-------------------------------

         On June 12, 2003 the Company entered into a promissory note agreement with Bank of America, providing a $100,000 revolving credit line made available to the Company through June 10, 2006. During this initial period, the Company is obligated to pay interest only, based on the outstanding principal balance, on a monthly basis. The interest rate on the note is variable and is calculated based on the published Wall Street Journal prime rate listing plus 4.5%. As of September 30, 2005, the interest rate on the note was 10.75%.

         Following the initial period, the outstanding principal balance, together with interest based on the applicable interest rate, shall be repaid monthly, on a fully amortized basis, over the remaining term of the note that runs through June 12, 2010. As of September 30, 2005 and December 31, 2004 the outstanding principal balance under the credit line was $100,000. The credit line is guaranteed by the United States Small Business Administration, as well as by the Company's President and CEO.

Convertible Debt
----------------

         On December 17, 2001 the Company issued convertible debentures in the amount of $1,600,000. These debentures had a maturity date of December 17, 2003, and bore interest at a rate of 10% per annum, which was due and payable on the last day of each calendar quarter until paid in full or converted into shares of the Company's common stock.

         In February 2003 the Company and the debenture holders restructured certain terms and provisions of the convertible debentures. At September 30, 2005, the restructured convertible debt principal totaled $1,103,510 all of which is due within one year and is classified as a current liability.

================================================================================

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

In February 2003, the debenture holder agreed to defer scheduled monthly principal and interest payments for the period October 28, 2003 through December 28, 2003, and to add the deferred payments to the amount due with the final payment on December 28, 2005. In 2004 the debenture holder agreed to defer scheduled monthly principal and interest payments for the period April 28, 2004 through December 28, 2004, and to add the deferred payments to the amount due at maturity. As of September 30, 2005, the outstanding principal balance was $948,510 all of which was reflected as a current liability. As of August 28, 2005, all payments due have been paid.

$350,000 Original Principal Amount Note
---------------------------------------

         The original debenture was amended in February 2003 and the principal balance was changed to $155,000. The amended principal balance includes the original principal amount, less the partial principal payment in November 2002 of $215,686 plus accrued and unpaid liquidated damages and interest of $16,656 and $4,030, respectively. The debenture holder waived accrued liquidated damages in the amount of $12,844. The debenture was originally scheduled to mature on February 28, 2005 and bears interest at an annual rate of 14%. On March 1, 2005 the debenture holder extended the maturity date to August 31, 2005. On September 21, 2005 the debenture holder extended the maturity date to March 31, 2006. Payment of interest is required quarterly, beginning March 30, 2003 and the principal balance is payable upon the maturity date.

         The outstanding principal balance may be converted into shares of the Company's common stock at the option of the holder based on a fixed conversion price of $0.20 per share, and the warrant to purchase 35,000 shares of the Company's common stock that were included in the original debenture have a fixed exercise price of $0.086 for the term of the warrants. In addition, the debenture holder agreed to waive all registration requirements with respect to the convertible debenture, warrants and shares underlying the warrants. In July 2004, the debenture holder exercised 35,000 warrants via the cashless exercise provision provided in the warrant. As of September 30, 2005, the outstanding principal balance was $155,000, all of which was reflected as a current liability.

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

================================================================================

During the three months ended September 30, 2005 the Company recorded interest expense in connection with this note totaling $11,250, and as of September 30, 2005 the outstanding principal balance was $300,000 and total interest payable in connection with these loans was $131,375.

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

         During the three months ended September 30, 2005 the Company recorded interest expense in connection with these notes totaling $8,088 and paid interest due of $8,088. As of September 30, 2005, the outstanding principal balance was $270,073, and total interest payable in connection with these loans was $2,689.

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

Item 3.           Controls and Procedures
                  -----------------------

         An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer and other members of the Company's senior management as of the end of the period covered by this Quarterly Report. The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Principal Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

================================================================================

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




                                SAGIENT RESEARCH SYSTEMS, INC.


                                By: /s/ BRIAN M. OVERSTREET
                                    --------------------------------------------
                                    Name: Brian M. Overstreet
                                    Title: President and Chief Executive Officer

Dated: October 17, 2005

================================================================================